Form 10-K405
period 1996-12-31
NORTH AMERICAN SECURITY LIFE INSURANCE CO
filed 1997-05-05
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                              ---------------------

                                    FORM 10-K

                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                              ---------------------

               Securities and Exchange Commission File No. 33-6011

                 NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   22-2265014
                      (I.R.S. Employer Identification No.)

                              116 Huntington Avenue
                           Boston, Massachusetts 02116
                    (Address of principal executive offices)

                                 (617) 266-6008
              (Registrant's telephone number, including area code)

  Securities registered pursuant to Section 12(b) or 12(g) of the Act: None

                              ---------------------

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes                        X   No
                    ---                            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

No shares of voting stock are held by nonaffiliates of the Registrant.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of April 1, 1997 was 2,600.

                                     PART I

Item 1 - Business

         The Registrant also referred to as the "Company" is a stock life insurance company organized under the laws of Delaware in 1979. The Company's principal office is located at 116 Huntington Avenue, Boston, Massachusetts 02116. The ultimate parent of the Company is The Manufacturers Life Insurance Company ("Manulife"), a Canadian mutual life insurance company based in Toronto, Canada. Prior to January 1, 1996, the Company was a wholly owned subsidiary of North American Life Assurance Company ("NAL"), a Canadian mutual life insurance company. On January 1, 1996 NAL and Manulife merged with the combined company retaining the Manulife name.

         Effective January 1, 1996, immediately following the merger of NAL and Manulife, the Company experienced a corporate restructuring which resulted in the formation of a newly organized holding corporation, NAWL Holding Company, Inc. ("NAWL"). NAWL holds all of the outstanding shares of the Company and Wood Logan Associates, Inc. ("WLA"). Manulife owns all class A shares of NAWL, representing 85% of the voting shares of NAWL. Certain employees of WLA own all class B shares, which represent the remaining 15% voting interest in NAWL.

         On June 19, 1992, the Company formed First North American Life Assurance Company ("FNAL"). Subsequently, on July 22, 1992, FNAL was granted a license by the New York State Insurance Department. FNAL issues fixed and variable annuity contracts in the State of New York.

         NASL Financial Services, Inc. ("NASL Financial"), a wholly-owned subsidiary of the Company, acts as principal underwriter to the contracts issued by the Company and FNAL. NASL Financial has entered into a promotional agent agreement with WLA to act as the non-exclusive agent for the promotion of the Company's insurance contracts.

         The Company issues fixed and variable annuities and variable life contracts. Amounts invested in the fixed portion of the Company's insurance contracts are allocated to the general account of the Company or in the case of the market value adjusted annuity, to a non-unitized separate account of the Company. Amounts invested in the variable portion of the contracts are allocated to separate accounts of the Company. The separate account assets (other than the non-unitized separate account) are invested in shares of NASL Series Trust, a no-load, open-end management investment company organized as a Massachusetts business trust.

         The Company also sponsors a family of mutual funds, the North American Funds, which is advised by NASL Financial. Currently, the North American Funds are comprised of thirteen portfolios.

         As of December 31, 1996, the Company was licensed to sell fixed and variable annuities insurance in all states except New Hampshire, New York, Rhode Island and Vermont and was licensed to sell variable life insurance in all states except New Hampshire, New York, North Carolina and Vermont.

Regulation

         The Company is subject to the laws of the state of Delaware governing insurance companies and to the regulation of the Delaware Insurance Department (FNAL is subject to the laws and regulation of the State of New York). In addition, the Company is subject to regulation under the insurance laws of other jurisdictions in which the Company operates. Regulation by each insurance department includes periodic examination to determine the Company's contract liabilities and reserves so that each insurance department may verify that these items are correct. Regulation by supervisory agencies includes licensing to transact business, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulation of the type and amounts of investments permitted. The Company's books and accounts are subject to review by each insurance department and other supervisory agencies at all times, and the Company files annual statements with these agencies. A full examination of the Company's operations is conducted periodically by the Delaware insurance department.

         In addition, several states, including Delaware and Michigan, regulate affiliated groups of insurers, such as the Company, under insurance holding company legislation. Manulife's state of entry for insurance regulatory purposes is Michigan. In addition, several of its insurance subsidiaries are domiciled there. Consequently, Michigan's Insurance Bureau has jurisdiction in applying such legislation to transactions between Manulife and its U.S. insurance company affiliates. Under such laws, intercompany transactions, transfers of assets and dividend payments from insurance subsidiaries may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial positions of the companies. Transactions between NASL and WLA are primarily regulated by Delaware, but may also be regulated by Michigan if the transaction involves Manulife or any of its insurance subsidiaries domiciled in Michigan.

         Under insurance guaranty fund laws in most states, insurers doing business therein can be assessed (up to prescribed limits) for policyholder losses incurred by insolvent companies. The amount of any future assessments on the Company under these laws cannot be reasonably estimated. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

         Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Federal legislation that removed barriers preventing banks from engaging in the insurance business or that changed the Federal income tax treatment of insurance companies, insurance company products, or employee benefit plans could significantly affect the insurance business.

Products

The focus of the Company is to provide retirement-orientated insurance products. The primary product distributed is a variable annuity which provides returns based upon the return of the underlying mutual funds. The variable annuity returns will fluctuate with the returns of the underlying mutual funds and are not guaranteed. The Company also offers fixed annuities which guarantee a return for the stated guaranteed investment duration. Recently the Company introduced its first variable life insurance product.

ANNUITIES: Annuities provide insurance protection against the risk of outliving an individuals income during their lifetime. Annuities also provide tax-deferred savings during the accumulation savings phase and tax-favored retirement income during the income phase. The Company offers two variable annuities Venture and Venture Vision. The Venture annuity deposits for 1996 were $1.2 billion representing 92% of total deposits and an average deposit of over $48,000. Venture currently offers 34 variable investment options and 3 or 4 fixed investment options depending upon the state of issuance. The fixed investment options guarantee the interest rate return for the stated guaranteed duration, however, premature withdrawals or transfers prior to the end of the guaranteed duration may subject the policyholder to a market value charge. Venture Vision also offers 34 variable investment options and a 1-year guaranteed fixed account. The fixed account is not subject to a market value charge. Venture Vision deposits for 1996 were $78 million representing 6% of total deposits with an average deposit of over $77,000. The Venture Vision annuity provides a 5% indexing death benefit up to twice the original deposit for most issue ages and imposes a 1.65% annual asset based fee and has no contingent deferred sales charges. At December 31, 1996, the variable annuity policyholder balances were $6.4 billion and fixed interest obligations were $0.6 billion.

Effective June 30, 1995, the Company entered into a reinsurance agreement with Peoples Security Life Insurance Company ("Peoples") pursuant to which Peoples reinsures certain amounts (currently 100%) with respect to the fixed investment options of the above noted products. Under this reinsurance agreement, the Company remains liable for the contractual obligations of the contracts' fixed account and Peoples agrees to reimburse the Company for certain amounts and obligations in connection with the fixed account. Peoples contractual liability runs solely to the Company, and no policyholder shall have any right of action against Peoples.

The Company has a very small block of flexible premium deferred fixed annuities which provide either a 1 year or 5 year guaranteed interest rate option. As of December 31, 1996 the fixed interest obligations were $24 million.

VARIABLE LIFE: The Company issues a modified single premium variable life insurance product named Venture Life. Generally, Venture Life is issued as a modified endowment contract ("MEC") which provides similar tax treatment as an annuity with additional tax-efficient death proceeds. Venture Life offers 29 variable investment options and a 1 year guaranteed fixed interest rate option. The contract may be issued on a simplified underwriting basis dependent upon the initial premium amount. Insurance coverage varies by issue age, smoking status and single or joint last survivor coverage options. The 1996 premiums totaled $18 million representing 1% of sales with an average premium of over $57,000.

Under current law, returns credited on annuities and life insurance policies during the accumulation phase (the period during which interest is credited and annuity payments have not yet begun) are not subject to federal or state income tax. Proceeds payable on death from a life insurance policy are also free from such taxes. At maturity or payment date of an annuity policy, the policyholder is entitled to receive the original deposit plus accumulated returns. The policyholder may elect to take this amount in either a lump sum or receive a series of payments over a stated period of time. The return component of such payments is taxed at the time of receipt as ordinary income.

Financial Product Summary

The following table sets forth certain information regarding the Company's Statutory basis financial and retirement-oriented annuity and insurance business.

                                                                  As for the year ended December 31,
                                                             (dollars in thousands, except policy data)
                                                             1996               1995               1994
                                                             ----               ----               ----
Fixed Annuities in Force:
    Aggregate amount                                     $   23,951         $   26,338         $   33,643
    Average policy amount                                $   39,200         $   36,530         $   37,464
    Number of policies                                          611                721                898
    Aggregate amount subject to surrender charge         $   20,517         $   22,240         $   27,303

Variable Annuities in Force:
    Aggregate amount                                     $6,442,473         $4,914,577         $4,139,862
    Average policy amount                                $   52,138         $   46,431         $   38,531
    Number of policies                                      123,565            105,847            107,442

Variable Life Insurance in Force:
    Aggregate amount                                     $   45,597         $      245                 --
    Average policy amount                                $  141,605         $  122,500                 --
    Number of policies                                          322                  2                 --

Premiums (statutory-basis):
    Variable annuities, net of reinsurance               $1,015,048         $  987,682         $1,137,602
    Life insurance                                       $   10,381         $       75                 --

New Contracts and Policies:
    Variable annuities                                       23,683              1,789              4,117
    Variable life insurance                                     320                  2                 --

  Withdrawals and Terminations (statutory basis):
    Fixed annuities:
       Death                                             $      330         $      723         $      811
       Maturity                                          $      204         $      195         $      380
       Surrender                                         $    2,878         $    9,816         $   19,817

    Variable annuities:
       Death                                             $   53,448         $   43,298         $   26,984
       Maturity                                          $    5,729         $    3,975         $    2,013
       Surrender                                         $  568,351         $  391,150         $  302,079

    Variable Life Insurance:
       Death                                                     --                 --                 --
       Maturity                                                  --                 --                 --
       Surrender                                                 --                 --                 --

    Surrender Rates:
       Fixed annuities                                        10.83%             28.13%             36.80%
       Variable annuities                                      8.17%              7.36%              7.59%
       Variable Life Insurance                                 0.00%              0.00%                --

Sales and Asset Retention

Variable annuity sales are primarily driven by the U.S. domestic and international equity markets, distribution capabilities, attractive policy features and client servicing capabilities. The variable options tend to be more attractive in low interest rate environments as they provide potential for high returns through equity investments. For this potential higher return the policyholder assumes directly the investment risk of the underlying mutual fund. Higher interest rate environments tend to favor the fixed investment options as the policyholder may lock in guaranteed interest rates without assuming the investment risk associated with variable investment options.

The Venture, Venture Vision and Venture Life products offer a variety of investment options, death benefit options, administrative features and customer services that enhance both sales and asset retention. The variable investment options offered by the Company employ a multi-manager approach through the hiring of subadvisers to the underlying mutual fund. Currently 14 investment management firms provide investment management expertise to the 29 individual variable investment options. Recently the Company introduced 5 risk tolerance portfolios named Lifestyle which are "funds of funds". These variable investment options strategically allocate deposits over various investment disciplines with the goal to match returns to the risk profile of the policyholder. The ability to provide superior investment returns under the variable options is essential to the retention of assets.

Policyholders are permitted to withdraw all or part of their account value at any time subject to possible contingent deferred sales charges and/or market value charges. Such premature terminations result in a loss of the Company's anticipated future earnings related to the annuity deposit and accelerated recognition of expenses related to policy acquisition, principally commissions (which are otherwise deferred and amortized over the life of the policy). Contingent deferred sales charges, generally starting at 6% and declining over a 7 or 9 year period (dependent upon the policy) are designed to compensate the Company for the accelerated recognition of policy acquisition costs. The contingent deferred sales charge acts as a deterrent against policyholders surrendering their policy prematurely. Market value charges are imposed to offset the cost of selling depressed asset values in increasing interest rate environments. Generally, contingent deferred sales charges do not apply to withdrawals up to the higher of 10% of payments or accumulated earnings.

The Venture and Venture Vision annuities provide innovative minimum death benefits to policyholders. For issue ages 80 and younger Venture guarantees the greater of deposits or a locking of any investment gains on a yearly basis, so-called yearly ratchet, up to attained age 85. Venture Vision provides a minimum death benefit equal to deposits indexed at 5% per annum up to a maximum of twice the original deposit for issues up to age 80. The minimum death benefits are designed to act as a deterrent to policyholders moving their policy after the contingent deferred sales charge has expired.

The Company along with it's ultimate parent company Manulife enjoy strong financial ratings that enhance its ability to attract new sales and retain assets. Distributors and consumers of variable and fixed annuity products have begun to utilize the relative financial strength ratings as a criteria in choosing an annuity carrier. The Company is rated A++ (Superior) by A.M. Best, AA+ (Excellent) by Standards and Poor's ("S&P"), AAA (Highest) by Duff & Phelps and Aa3 (Excellent) by Moody's Investor Services. These ratings reflect the opinion of the rating organization as to the relative financial strength of the Company and the Company's ability to meet its contractual obligations to its policyholders.

The ability to service policyholders in an effective, efficient and courteous manner is a driving goal for the Company. It is our belief that sales and asset retention can only be achieved by providing excellent service. Through recent independent surveys, the Company has received high service ratings. To maintain this level of service the Company has and will continue to make significant investment in its infrastructure. The Company administrative unit operates in a paper-less environment employing optical imaging systems and electronic communication with both policyholders and distributors. It is this commitment to infrastructure that will allow the Company to maintain and enhance its current service standards.

General Account Investments

Investment policy is established and reviewed by the Board of Directors of the Company. The Company has appointed Elliott & Page, a wholly-owned subsidiary of Manulife to manage the assets of the general account in accordance with the policies established by the Board. As previously noted all general account assets backing fixed business are managed by the reinsurer (Peoples) hence the only general account assets managed by Elliott & Page are those backing the Company's surplus account and FNAL's general account which is not subject to the reinsurance treaty. Assets in the NASL Series Trust supporting the Company's variable annuity and life contracts are managed in accordance with subadvisory agreements with fourteen subadvisers.

The Company participates in setting credited rates with Providian and employs a new money approach in establishing both initial and renewal interest rates. The relationship between the 1,3, 5, 6 & 7 year rates will typically follow the slope of the Treasury yield curve, with the Company's rates typically about .95% below the corresponding Treasury rate. The minimum declared rate required by the Company's general account contracts depending on the policy form is either 3% or 4%. On the Company's current 1, 3, 5, 6 & 7 year products the renewal rate is always equal to the initial new money rate. For the old 5 year product, the Company's current policy is to credit .25% more on renewal than the new money rate. For money deposited into the one year fixed account during the first quarter of 1995, the Company credited a bonus rate of 8%. This campaign was successful in raising approximately $140 million while providing awareness of our distribution and product during a period of economic uncertainty. During 1996 the majority of these funds transferred to Separate Account options, given the relatively low interest rate guarantees relative to the stock market performance.

At December 31, 1996 the Company's fixed maturity portfolio had an overall average S&P rating of A and 100% of the general account portfolio consisted of investment grade securities. There were no mortgage loans and only $2.3 million of real estate held at December 31, 1996.

Marketing and Distribution

The variable annuity market in the United States is relatively young and has realized significant growth in the past few years. According to the Value Survey conducted by Tillinghast, sales grew 47.9% in 1996 over 1995 with total 1996 sales of $73.5 billion. The Company with 1996 total sales of $1.3 billion captured market share of 1.82% ranking it 16th for variable annuity products issued in the United States. All sales and marketing activities are conducted through Wood Logan Associates who employs a team of wholesalers soliciting broker-dealer firms across the United States.

                               Percentage Sale of Annuities
                             For the years ended December 31,
                             1996          1995          1994
-------------------------------------------------------------------
Wirehouse                    22.7%         27.7%         37.4%
Regional Brokerage           24.4          23.8          22.1
Financial Planner            42.2          39.9          34.4
Banks                        10.7           8.6           6.1
                            -----         -----         -----
                            100.0%        100.0%        100.0%
                            =====         =====         =====

Item 2 - Properties

The Registrant owns no property.

Item 3. Legal Proceedings

Nothing to report

Item 4 - Submission of Matters to a Vote of Security Holders

         An action by unanimous consent of the sole stockholder of the Company, NAWL Holding Company, Inc. with regard to elect and appoint John D. DesPrez III, Peter S. Hutchinson and Brian L. Moore as the Board of Directors of the
Company was approved on September 12, 1996.

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

         NAWL is the sole record holder of the Registrant's shares. Therefore, there is no public trading market for Registrant's common stock. The Registrant has declared no cash dividends on its common stock at any time during the two most recent fiscal years.

The Company currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). NASL Financial Services, Inc., a wholly owned subsidiary of the Company is the principal underwriter of the contracts and Wood Logan Associates, Inc., an affiliate of the Company, is the promotional agent. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the subaccounts in which the contract is invested. As of December 31, 1996, the total variable assets in the Venture Group Annuity was $46,252,212.

Item 6 - Selected Financial Data

                                                                                 (in thousands)
----------------------------------------------------------------------------------------------------------------------------
As for the year ended December 31,                   1996             1995            1994           1993            1992
----------------------------------------------------------------------------------------------------------------------------
Income statement data: (Statutory basis)
   Annuity considerations and deposits           $1,027,374      $   991,552      $ 1,139,953    $ 1,255,219    $   471,449
   Annuity benefits                                 381,765          269,689          206,710        195,065        115,654
   Change in reserve and Separate account
     liability                                      530,120(A)       625,891(A)       879,320        977,209        449,759
   General expenses                                  27,587           22,873           19,254         13,475         10,826
   Net income(loss)                                   3,067           (7,288)         (30,454)       (10,678)       (20,311)

Balance sheet data: (Statutory basis)
   Separate account assets                        6,459,290        4,914,728        3,661,278      2,937,436      1,670,641
   Total assets                                   6,517,773        4,962,504        4,240,248      3,415,584      2,024,019
   Total capital and surplus                         69,554           50,158           59,408         51,723         35,774
----------------------------------------------------------------------------------------------------------------------------

(A) Includes consideration for reinsurance ceded.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company issues fixed and variable annuity contracts and variable life insurance. Amounts invested in variable contracts are allocated to separate accounts of the Company. The assets of the separate accounts are invested in shares of the NASL Series Trust, a no-load, open-end management investment company organized as a Massachusetts business trust. Amount invested in the fixed portion of the contracts are subject to an indemnity coinsurance agreement entered into between the Company and Peoples Security Life Insurance Company ("Peoples") effective June 30, 1995. All sales and marketing support for the annuity and life business is provided by Wood Logan Associates, Inc. Annuity and variable life products are primarily sold though major wirehouses, regional broker dealers, financial planners and banks.

The Company's primary sources of earnings are separate account fees earned on variable contractholders' account balances and advisory fees earned on separate account assets. Hence, a key factor in the Company's profitability is sustained growth in the underlying assets through market performance coupled with the ability to acquire and retain annuity and variable life deposits. Although strong sales position the Company for future growth in surplus, initially under statutory accounting there is a loss from operations due to the expensing of acquisition costs (principally commission costs) in excess of the expense allowances provided in the reserve basis. Whenever a company experiences rapid growth relative to the total business inforce, as the Company has since 1992, the first year losses on new business will generally exceed the profits generated on the inforce business. This result is due to the conservative nature of statutory accounting. Eventually, as the profits on the inforce block of business become greater than the cost of writing new business, profits will emerge.

Basis of presentation

Financial results have been prepared on the basis of statutory accounting practices which until December 31, 1995, were considered by the insurance industry to be in accordance with generally accepted accounting principles
(GAAP) for mutual life insurance companies and their wholly-owned subsidiaries. Commencing January 1, 1996, financial statements prepared on the basis of statutory accounting practices will no longer be considered in accordance with GAAP. A description of the accounting policies can be found in Note B to the December 31, 1996 audited financial statements.

Results of Operations

1996 Compared 1995

The Company incurred a gain of $3.1 million in 1996 versus a loss of $7.3 million in 1995. The gain in 1996 coincides with the level sales over the past few years as profits from the inforce business begin to exceed the initial strain caused by writing new business. Also contributing to the gain was enhanced fee income earned on separate account assets. Total mortality and expense fee income earned on separate account assets increased by $23 million in 1996. Total annuity deposits increased from $991.6 million in 1995 to $1,027.4 million in 1996. Although annuity deposits were relatively flat, separate account assets continued to grow with an increase of $1,544.5 million, or 31% from $4,914.7 million in 1995 to $6,459.2 million in 1996. This growth resulted from the continued strong equity market performance, as well as $188 million of transfers from the Company's fixed account options. Separate account benefits also increased by $112 million, reflecting the overall increase in separate account assets and maturing by the inforce business.

1995 Compared to 1994

The Company incurred a net loss from operations of $7.3 million versus a loss of $30.5 million in 1994. Although there was a significant improvement relative to 1994 results, specific events occurred in 1995 that resulted in the net loss recorded.

Annuity deposits decreased from $1,140.0 million to $991.6 million in 1994 and 1995, respectively. The reduction in annuity deposits was primarily the result of below market investment results within the NASL Series Trust, the underlying mutual fund for the annuity product, and investor concern over the downgrade in the rating received from A.M. Best of our previous parent company and the cession of fixed annuity deposits for the second half of 1995. Annuity benefits increased from $206.7 million to $269.7 million in 1994 and 1995, respectively which was expected given the higher and more mature business in force. Both the growth in annuity deposits and benefits are offset by the change in separate account liabilities of $415.6 million in 1995 and $732.8 million in 1994. With the growth in separate account assets, due to net deposits and investment performance the Company recognized an increase in mortality and expense fees of approximately $10.9 million in 1995 versus 1994. This resulted in an increase in potential surrender charges available therefore reducing statutory reserves under the Commissioner Annuity Reserve Valuation Method. This reserve reduction improved statutory earnings for 1995.

The loss of $7.3 million recognized in 1995 did reflect the establishment of additional reserves of $19 million required by the NAIC under Guideline GGG. This regulation clarified how the Commissioner's Annuity Reserve Valuation Method ("CARVM") is to be applied with the result that reserves must be sufficient to protect the Company against the worst possible combination of events as part of its reserve adequacy testing.

Under the coinsurance agreement with Peoples, the Company expensed an initial consideration of $727.5 million which resulted in a net decrease in reserves expenses of $725.1 million and the release of an interest maintenance reserve of $11.0 million resulting in an increase of $7.5 million in 1995 operations. Effective December 31, 1994 the Company recaptured its reinsurance with its parent, North American Life Assurance Company, by paying a recapture fee which resulted in a negative effect on income of $6.5 million.

Commission costs decreased from $82.0 million in 1994 to $73.6 million in 1995 directly due to the decrease in annuity deposits. Other expenses, including general expenses and interest increased from $23.9 million in 1994 to $31.9 million in 1995 as a result of incurring additional debt to finance acquisition costs and added personnel and technology related costs to support the larger inforce block of annuity business.

Additionally, an increase in net investment income earned on general account assets and a decrease in realized capital losses had a $9.8 million positive impact on earnings in 1995.

Financial Position

Assets and Liabilities

December 31, 1996 Compared to December 31, 1995

Total assets increased from $4,962.5 million at December 31, 1995 to $6,517.8 million at December 31, 1996 an increase of $1,555.3 million or 31%. Virtually all ($1,544.6 million) of the increase was in the Company's separate account assets, since all general account business has been reinsured, except for $2.4 million of the fixed account of a new variable life product. There was a comparable increase in separate account liabilities.

December 31, 1995 Compared to December 31, 1994

At December 31, 1995 total assets were $4,962.5 million, an increase of $722.3 million or 17.0% from 1994. Total liabilities at December 31, 1995 were $4,912.3 million an increase of $731.5 million over 1994. Separate account assets and liabilities increased by $1,253.4 million from 1994 directly due to the increase in sales and positive investment performance. In 1995, the Company entered into an indemnity coinsurance agreement with Peoples which transferred all assets backing its fixed annuity obligations to the reinsurer. As a result of this agreement, general account assets declined from $578.9 million at December 31, 1994 to $47.8 million at December 31, 1995.

Capital and Surplus

December 31, 1996 Compared to December 31, 1995

Total Capital and Surplus increased by $19.4 million in 1996, due to the receipt of $18 million of paid-in capital and the gain from operations of $3.1 million. Offsetting these increases were net changes in surplus due to reinsurance ($3.3 million decrease) and non-admitted assets ($1.6 million increase).

December 31, 1995 Compared to December 31, 1994

Total capital and surplus at December 31, 1995 was $50.2 million, a decrease of $9.3 million from December 31, 1994. The primary reason for the change in surplus was due to the loss from operations of $7.3 million. Other surplus adjustments which netted to a negative surplus affect of $2.0 million included: allowance for reinsurance ceded of $3.0 million offset by a combined net change in non-admitted assets, net unrealized capital gains(losses) and valuation reserve of $1.0 million.

Liquidity and Capital Resources

The growth of the variable annuity market, particularly the substantial increase in the Company's sales since 1993, has resulted in the Company needing to obtain cash financing to support this growth. This is driven by the fact that the Company must invest 100% of the variable option premiums in the separate accounts while paying commissions on that block of business. Prior to 1995, the Company used capital and general assets to fund commissions. However since 1995, under the Peoples fixed account reinsurance agreement, the Company settles all general account obligations on a timely basis with Peoples. Therefore, substantially all commission costs are financed through borrowing and internally generated cash flows.

Since the commissions paid on separate account business exceed the separate account surplus, the Company obtained external financing in 1994 by entering into a $150 million revolving credit and term loan agreement (the "Loan") with the Canadian Imperial Bank of Commerce and Deutsche Bank AG ("CIBC"). The Loan was collateralized by the mortality and expense risk charges and surrender charges due from the separate account excluding any portion thereof subject to existing reinsurance agreements. The Loan is subordinated in every respect to the claims of the Company's contractholders. The Company was subject to various affirmative and negative covenants under this Loan, whereby breach of these covenants could have caused an even of default. Such covenants required the Company to meet certain financial ratios and placed restrictions on incurring additional debt, reinsurance and capital changes.

As a result of the merger with Manulife, the Company became party to a restructured lending facility that will provide sufficient cash flow needs at more favorable interest rates. Consequently, in April 1996, the Company extinguished its debt with CIBC through a restructured financing arrangement directly with Manulife. During 1996 the Company borrowed an additional $37 million from Manulife to finance the commission of writing new business.

In addition to the cash financing, the Company received $18 million of additional paid in capital from Manulife of which $13.3 million was required to increase the capital position of the Company's New York subsidiary, First North American Life Assurance Company.

Aside from the financing needs for funding acquisition costs, the Company's cash flows are adequate to meet the general obligations on all annuity contracts.

Item 8 - Financial Statements and Supplementary Data

The Report of Independent Auditors and the Company's Statutory-basis financial statements attached hereto are incorporated herein.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         For the fiscal year ended December 31, 1996, the Company has engaged Ernst & Young LLP, who are also the independent accountants of Manulife, as the Company's independent accountants. The appointment of Ernst & Young as auditors was approved by the Board of Directors of the Company and by the sole shareholder of the Company, NAWL Holding Company, Inc. on May 31, 1996. For the fiscal years ended prior to December 31, 1996, the Company had engaged Coopers & Lybrand L.L.P. ("Coopers") as the Company's independent accountants.

         In connection with the audits of the Company's financial statements for the two fiscal years ended December 31, 1995 and for the period January 1, 1996 through May 31, 1996, there were no disagreements between the Company and Coopers on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedures, which disagreements if not resolved to Coopers satisfaction would have caused Coopers to make reference to the subject matter of the disagreement in connection with Coopers audit reports on the financial statements of the Company. In addition, the audit reports of Coopers on the financial statements of the Company as of and for the two fiscal years ended December 31, 1995 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant (also referred to as the "Company")

         The directors and executive officers of the Company, together with their principal occupations during the past five years, are as follows:

Name                   Position with the                       Principal Occupation
                       Company
John D. DesPrez III    Director* and President                 Vice President, U.S. Annuities, of Manulife,
                                                               September 1996 to present; Director and
Age: 40                                                        President of the Company, September 1996 to
                                                               present; Vice President, Mutual Funds, of
                                                               Manulife, January, 1995 to September 1996,
                                                               President and Chief Executive Officer of the
                                                               North American Funds, March 1993 to
                                                               September 1996; Vice President and General
                                                               Counsel of the Company, January 1991 to June
                                                               1994.

Peter S. Hutchison     Director*                               Senior Vice President, Corporate Taxation of
                                                               Manulife, January 1996 to present; Executive
Age:47                                                         Vice President and Chief Financial Officer
                                                               of North American Life Assurance Company
                                                               ("North American Life"), September 1994 to
                                                               December 31, 1995; Senior Vice President and
                                                               Chief Actuary, North American Life, April
                                                               1992 to August 1994; Vice President and
                                                               Chief Actuary, North American Life,
                                                               September 1990 to March 1992.

John D. Richardson     Director* and Chairman of the Board     Senior Vice President & General Manager,
                       of Directors                            U.S. Operations, of Manulife, January 1995
Age: 56                                                        to the present; Senior Vice President, and
                                                               General Manager, Canadian Operations, of
                                                               Manulife, 1992 - 1994; Senior Vice
                                                               President, Financial Services, of Manulife,
                                                               1992.

James D. Gallagher     Vice President, Secretary and           Vice President, Legal Services U.S.
                       General Counsel                         Operations, of Manulife, January 1996 to
Age: 42                                                        present; Vice President, Secretary and
                                                               General Counsel of the Company, June 1994 to
                                                               present; Vice President and Associate
                                                               General Counsel, The Prudential Insurance
                                                               Company of America, 1990-1994.

Richard C. Hirtle      Vice President, Treasurer, Chief        Vice President, Chief Financial Officer,
                       Financial Officer                       Annuities, of Manulife, January 1996 to
Age: 41                                                        present; Vice President, Treasurer, Chief
                                                               Financial Officer and of the Company,
                                                               November 1988 to January 1996.

Hugh C. McHaffie       Vice President, Product Management      Vice President, Annuities and Product
                                                               Development, of Manulife, January 1996 to
Age: 38                                                        present; Vice President and Product Actuary
                                                               of the Company, August 1994 to present;
                                                               Product Development Executive of the
                                                               Company, August 1990 to August 1994.

Janet Sweeney          Vice President, Human Resources         Vice President, Human Resources, U.S.
                                                               Operations, of Manulife, January 1996 to
Age: 46                                                        present; Vice President, Corporate Services
                                                               of the Company, January 1995 to January
                                                               1996; Executive, Corporate Services of the
                                                               Company, July 1989 to December 1994.

John G. Vrysen         Vice President and Chief Actuary        Vice President and Chief Financial Officer,
                                                               U.S. Operations, of Manulife, January 1996
Age: 41                                                        to present; Vice President and Chief Actuary
                                                               of the Company, January 1986 to present.

James R. Boyle         Vice President and Chief                Vice President, Administration Accumulation
                       Administrative Officer                  Products, of Manulife, Vice President and
Age:  37                                                       Chief Administrative Officer of the Company,
                                                               September 1996 to present; Vice President,
                                                               Treasurer and Chief Administrative Officer,
                                                               June 1994 to September 1996, the North
                                                               American Funds; Corporate Controller of the
                                                               Company, July 1993 to June 1994; Mutual Fund
                                                               Accounting Executive of the Company, June
                                                               1992 to July 1993; Audit Manager, 1990 to
                                                               June 1992, Coopers & Lybrand L.L.P.

Joseph Scott           Vice President, Life Products           Vice President, Accumulation Life Products,
                                                               of Manulife, March 6, 1996 to present;
Age:  48                                                       President, First North American Life
                                                               November 1996 to present; President, North
                                                               American Funds, September 1996 to present.

Robert Boyda           Vice President, Investment              Vice President, Investment Management
                       Management Services                     Services, January 1997 to the present
Age:  40                                                       Assistant Vice President, Investment
                                                               Marketing, of Manulife, July 1994 to January
                                                               1997.

Item 11 - Executive Compensation of the Registrant (also referred to as the "Company")

         The Company's executive officers may also serve as officers of one or more of the Company's affiliates including Manulife and its affiliates. Allocations have been made as to such officers' time devoted to duties as executive officers of the Company. The following table shows the allocated compensation paid or awarded to or earned by the Company's Chief Executive Officer for services provided to the Company. No other executive officer had allocated cash compensation in excess of $100,000.

                           Summary Compensation Table

--------------------------------------------------------------------------------------------
                                                                 Other Annual     All Other
                                                                 Compensation   Compensation
   Name and Principal Position       Year    Salary     Bonus        (1)            (2)
--------------------------------------------------------------------------------------------
William J. Atherton, President*      1996   $101,250   $ 3,790     $4,531         $4,521
John D DesPrez,  President**         1996   $107,004   $10,673     $  969         $5,108

----------
*   President prior to September 1996.

**  President since September 1996.

(1) Other Annual Compensation includes car allowance, car expense reimbursement and group term life insurance premiums.

(2) Other Compensation includes Company paid 401(k) plan and pension contributions.

         No executive officer participates in the formulation of his or her compensation. The compensation of executive officers is determined by the individual to whom the officer reports and is approved by Manulife.

         In addition to cash compensation, all officers are entitled to a standard benefit package including medical, dental, pension, basic and dependent life insurance, defined contribution plan and long and short-term disability coverage. There are no other benefit packages which currently enhance overall compensation by more than 10%.

         Executive officers participate in certain plans sponsored by the Company. A short-term incentive plan is in place for all employees of the Company at the executive level and above. Pay-outs under the short-term incentive plan are based on a percentage of salary and the employee's level in the organization.

         All employees at the Assistant Vice President level or above are eligible for the Manulife Annual Incentive Plan. Under this plan, a reward target is established for each organizational level of Manulife, expressed as a percentage of the employee's base salary as of December 31st of the plan year. Incentive payments are based on Manulife earnings and organizational level objectives as well as individual achievement.

         All employees at the Vice President level and above are eligible to participate in the Manulife Long Term Incentive Plan. The Manulife Long Term Incentive Plan is an appreciation rights plan. Participation in this plan is generally granted to officers of Manulife who are recommended for participation in the plan by the Chief Executive Officer of Manulife and the Management Resource Compensation Committee of Manulife. Grants under the plan are calculated based on the officer's position at Manulife as well as certain other factors and are split evenly into two categories, cash appreciation rights and retirement appreciation rights. Grants appreciate proportionally to the statutory surplus of Manulife. Cash appreciation rights may be exercised on or after the fourth anniversary of the grant whereas retirement appreciation rights may only be exercised upon retirement.

         Prior to December 31, 1995, NAL maintained a defined benefit pension plan for all U.S. employees which vests at five years of service. This plan has been continued by Manulife. Benefit pay-out is a function of years of service and average earnings during the employee's last five years of service. Under the Internal Revenue Code of 1986, as amended (the "Code"), the annual Pension Credit is currently earned at a maximum salary of $150,000. Normal retirement age is 65. Pay-out is an annuity based with either a single life with a 10 year guarantee or joint life and 50% survivor. The normal retirement benefit is a monthly pension benefit in an amount equal to the Employer Pension Credit plus the Participant Pension Credit (The plan has been non-contributory since January 1, 1990). The Employer Pension Credit is determined as follows:

         The Employer Pension Credit is generally equal to the average of the pension Units A during the employee's last five years of employment, multiplied by the years of benefit service earned after December 31, 1966 (not to exceed 35 years). For each year in the average period, the Pension Units A is equal to 1.1% of compensation plus 0.4% of compensation in excess of the Social Security Taxable Wage Base. Pension Units A prior to January 1, 1981 are calculated using only compensation less than or equal to $75,000.

         Combined pension benefits at age 65 under these arrangements are as follows:

                                Years of Service
       ------------------------------------------------------------------
         Remuneration*       15        20        25        30        35
       ------------------------------------------------------------------
          $125,000        $21,881   $29,175   $36,468   $43,762   $51,056
           150,000         26,995    35,994    44,992    53,990    62,989
           175,000         30,239    40,318    50,398    60,478    70,557
           200,000         30,510    40,680    50,850    61,020    71,190
           225,000         30,510    40,680    50,850    61,020    71,190
           250,000         30,510    40,680    50,850    61,020    70,190
           300,000         30,510    40,680    50,850    61,020    71,190
           400,000         30,510    40,680    50,850    61,020    71,190

     *Remuneration table is based on a 100% time allocation to the Company.

         William J. Atherton and John D. DesPrez have 32 years and 6 years of vested service, respectively.

         Effective January 1, 1996, employees of the Company with earnings exceeding federally mandated limits and eligible for the Manulife or North American Life U.S. defined benefit pension plan, became eligible for Manulife's Supplemental Executive Retirement Plan. This is a noncontributory, non-qualified plan intended to provide additional pension income consistent with the executive's pre-retirement income. The pension earned under the Supplemental Executive Retirement Plan is 60% of the average of the highest 5 years of earnings up to $200,000 plus 30% of the average of the highest 5 years of earnings between $200,000 and $500,000 plus 10% of the average of the highest 5 years of earnings in excess of $500,000, less 15.75% of the average of the 3 years earnings up to the Social Security Covered Compensation, multiplied by the credited years of service (up to a maximum of 35 years), divided by 35, less the pension earned under the Manulife or North American Life U.S. defined benefit pension plan.

         Combined pension benefits at age 65 under these arrangements are as follows:

                                Years of Service
       -------------------------------------------------------------------
         Remuneration*       15        20        25        30        35
       -------------------------------------------------------------------
          $150,000        $     0   $     0   $     0   $     0   $      0
           175,000          2,138     2,850     3,563     4,275      4,988
           200,000          7,673    10,230    12,788    15,345     17,903
           225,000         12,930    17,240    21,550    25,860     30,170
           250,000         15,853    21,137    26,421    31,705     36,989
           300,000         21,697    28,930    36,162    43,395     50,627
           400,000         33,387    44,516    55,645    66,774     77,903
           500,000         45,077    60,102    75,128    90,153    105,179

     *Remuneration table is based on a 100% time allocation to the Company.

     The Company offers a defined contribution plan pursuant to 401(k) of the Code which allows employees to contribute up to 6% of their base annual salary. The Company matches 50% of the employee contributions as well as contributes a floor amount of 2% of base pay for each pay period. The maximum total contribution (including employer contributions), based on the maximum taxable wage as set forth in the Code is $16,500. Company employees are 100% vested in the Company floor contributions and personal contributions to the plan. Employees become 100% vested in the employer matching contributions if he or she retires on or after age 65, becomes disabled or dies. Otherwise, employees earn a right to employer contributions through the following vesting schedule:

-----------------------------------------------------------
Years of Service     Vested Portion of Company Contribution
-----------------------------------------------------------
Less than 3                          None
At least 3                         33 1/3%
At least 4                         66 2/3%
5 or more                             100%
-----------------------------------------------------------

         Directors of the Company, all of whom are also officers or employees of the Company or its affiliates, receive no compensation in addition to their compensation as officers or employees of the Company or its affiliates. No shares of the Company or any of its affiliates are owned by any executive officer or Director of the Company.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)

--------------------------------------------------------------------------------

                      Name & Address of      Amount & Nature of       Percent of
  Title of Class       Beneficial Owner     Beneficial Ownership        Class
--------------------------------------------------------------------------------
   Common Stock              NAWL               2,600 shares             100%


(b) Nothing to report

(c) Nothing to report

Item 13 - Certain Relationships and Related Transactions

Refer to Item 7 - Liquidity and Capital Resources

                                     PART IV

Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) Financial Statements and Exhibits

(1) The following Statutory-basis financial statements of the Registrant are filed as part of this report:

a.  Independent Auditors' Report of Ernst & Young, LLP dated February 25,
    1997.

b. Independent Accountant's Report of Coopers & Lybrand L.L.P. dated February 23, 1996, except for the information in the second paragraph of Note 1 - "Basis of Presentation", for which the date is February 25, 1997.

c.  Balance Sheets at December 31, 1996 and 1995.

d.  Statement of Operations for the Years ended December 31, 1996, 1995 and
    1994.

e. Statements of Changes in Capital and Surplus for the Years ended December 1996, 1995 and 1994.

f.  Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and
    1994.

g.  Notes to Financial Statements - December 31, 1996

(2) Financial Statement Schedules:

a. Schedule I - Summary of Investments - Other than Investments in Related Parties.

b.  Schedule III - Supplemental Insurance Information

c.  Schedule IV - Reinsurance

(3) Exhibits (the Registrant is also referred to as the "Company")

------------------------------------------------------------------------
Exhibit No.          Description
------------------------------------------------------------------------
1(a)                 Underwriting Agreement between the Company and NASL
                     Financial Services, Inc. (Underwriter)1/
1(b)                 Promotional Agent Agreement between NASL Financial
                     Services, Inc. (Underwriter), the Company and Wood
                     Logan Associates, Inc. (Promotional Agent) 2/
2                    Not Applicable
3(i)                 Article of Incorporation of the Company 3/
3(ii)                By-Laws of the Company 4/
4(i)                 Form of  Individual Single Payment Deferred Fixed
                     Annuity Non-Participating Contract - 10/
4(ii)                Form of Group Single Payment Deferred Fixed Annuity
                     Non-Participating Contract - 10/
4(iii)               Individual  Retirement Annuity Endorsement - 10/
4(iv)                ERISA Tax-Sheltered Annuity Endorsement - 10/
4(v)                 Tax-Sheltered Annuity Endorsement - 10/
4(vi)                Section 401 Plans Endorsement - 10/
5                    Opinion and Consent of James D. Gallagher, Esq. -
                     11/
6                    Not Applicable
7                    Not Applicable
8                    Not Applicable

9                    Not Applicable
10(i)                -   Form of broker-dealer agreement between the
                         Company, NASL Financial Services, Inc.
                         (underwriter), Wood Logan Associates, Inc.
                         (Promotional Agent) and broker-dealers 5/
(10)(ii)             -   Reinsurance and Guaranteed Death Benefits
                         Agreement between NASL and
                         Connecticut General Life
(10)(iii)                Insurance Company 8/
                     -   Reinsurance Agreement between NASL and
(10)(iv)                 PaineWebber Life Insurance Company 9/
                     -   Coinsurance Agreement between NASL and Peoples
                         Security Life Insurance Company - 12/
(10)(v)              -   Reinsurance and Accounts Receivable Agreements
                         between NASL and ITT Lyndon Life - 12/
                     -   Automatic Modified -Coinsurance Reinsurance
(10)(vi)                 Agreement between NASL and Transamerica
                         Occidental Life Insurance Company  - 12/
                     -   Automatic Yearly Renewable Term Reinsurance
                         Agreement between NASL and Transamerica
(10)(vii)                Occidental Life Insurance Company - 12/
                     -   Amendment No. 1 to the Variable Annuity
                         Guaranteed Death Benefit Reinsurance Agreement
                         between NASL and Connecticut General Life
(10)(viii)               Insurance Company -12/
11                   Not Applicable
12                   Not Applicable
13                   Not Applicable
14                   Not Applicable
15                   Not Applicable
16                   Not Applicable
17                   Not Applicable
18                   Not Applicable
19                   Not Applicable
20                   Not Applicable
21                   The Company has the following wholly owned
                     subsidiaries:  NASL Financial Services, Inc. and
                     First North American Life Assurance Company
22                   Not Applicable
23(i)                Not Applicable
23(ii)               Not Applicable
24 (i)               Power of Attorney (Principal Financial and
                     Accounting Officer of the Company) 13/
24(ii)               Power of Attorney (Directors of the Company) 13/
25                   Not Applicable
26                   Not Applicable
27                   Financial Data Schedule - 13/
28                   Not Applicable

1/ Incorporated by reference to Exhibit (A)(3)(a) to Form S-6, file number 2-93435, filed September 24, 1984 on behalf of the NASL Variable Account of the Company

2/ 2/Incorporated by reference to Exhibit 3(ii) to Form N-4, file number 33-28455, filed February 15, 1991 on behalf of the NASL Variable Account of the Company

3/ Incorporated by reference to Exhibit (A)(6) to Form S-6, file number 2-93435, filed September 24, 1984 on behalf of the NASL Variable Account of the Company

4/ Incorporated by reference to Exhibit (b)(6)(ii) to Form N-4, file number 33-9960, filed November 4, 1986 on behalf of the NASL Variable Account of the Company

5/ Incorporated by reference to Exhibit (b)(3)(iii) to pre-effective amendment no. 1 to Form N-4, file number 33-9960, filed February 2, 1987 on behalf of the NASL Variable Account of the Company

6/  not applicable

7/  not applicable

8/ Incorporated by reference to Exhibit (b)(7)(i) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

9/ Incorporated by reference to Exhibit (b)(7)(iii) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

10/ Incorporated by reference to Exhibit 4 to Registration Statement on Form
    S-1, file number 33-6011, filed June 14, 1996

11/ Incorporated by reference to Exhibit 5 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

12/ Incorporated by reference to Exhibits (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

13/ Filed herewith

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

No Annual Report covering the Registrant's last fiscal year or proxy material has been or will be sent to Registrant's security holders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.


NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY
(Registrant)



By:      John D. DesPrez III
   ----------------------------------------------------
   John D. DesPrez III, Principal Executive Officer


By:      Richard C. Hirtle
   ----------------------------------------------------
   Richard C. Hirtle, Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)


Date:    May 5, 1997
     ---------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities with the Registrant and on the dates indicated.

SIGNATURE                                     TITLE                                        DATE
John D. DesPrez III                                                                        May 5, 1997
------------------------------------------                                                 -------------------------
John D. DesPrez III                           Director and President (Principal            Date
                                              Executive Office


                   *                                                                       May 5, 1997
------------------------------------------                                                 -------------------------
Peter S. Hutchison                           Director                                      Date


                   *                                                                       May 5, 1997
------------------------------------------                                                 -------------------------
John D. Richardson                           Director and Chairman of the Board            Date


Richard C. Hirtle                                                                          May 5, 1997
------------------------------------------                                                 -------------------------
Richard C. Hirtle                             Vice President and Treasurer (Principal      Date
                                              and Accounting Officer)


James D. Gallagher                                                                         May 5, 1997
------------------------------------------                                                 -------------------------
*By James D. Gallagher                                                                     Date
  Attorney-in-Fact Pursuant to Powers of
  Attorney

                                             AUDITED STATUTORY-BASIS
                                             FINANCIAL STATEMENTS

                                             NORTH AMERICAN SECURITY
                                             LIFE INSURANCE COMPANY
                                             (A WHOLLY-OWNED SUBSIDIARY OF
                                             NAWL HOLDING COMPANY, INC.)

                                             Years ended December 31, 1996, 1995
                                             and 1994

                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)

                  Audited Statutory-Basis Financial Statements


                  Years ended December 31, 1996, 1995 and 1994




                                    CONTENTS

Report of Independent Auditors.................................................1

Audited Statutory-Basis Financial Statements

Balance Sheets-Statutory-Basis.................................................2
Statements of Operations-Statutory-Basis.......................................3
Statement of Changes in Capital and Deficit-Statutory-Basis....................4
Statements of Cash Flows-Statutory-Basis.......................................5
Notes to Statutory-Basis Financial Statements..................................6

                         [ERNST & YOUNG LLP LETTERHEAD]

                         Report of Independent Auditors


Board of Directors and Shareholder
North American Security Life Insurance Company

We have audited the accompanying statutory-basis balance sheet of North American Security Life Insurance Company (a wholly-owned subsidiary of NAWL Holding Company, Inc.) as of December 31, 1996, and the related statutory-basis statements of operations, changes in capital and deficit and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Company presents its financial statements in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Delaware, which practices differ from generally accepted accounting principles. The variances between such practices and generally accepted accounting principles are also described in
Note 1. The effects on the financial statements of these variances are not reasonably determinable but are presumed to be material.

In our opinion, because of the effects of the matter described in the preceding paragraph, the financial statements referred to above do not present fairly, in conformity with generally accepted accounting principles, the financial position of North American Security Life Insurance Company at December 31, 1996, or the results of its operations or its cash flows for the year then ended.

Also, in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Security Life Insurance Company at December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Delaware. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                         /s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 1997

                        [Coopers & Lybrand Letterhead]


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of North American Security Life Insurance Company:

We have audited the accompanying statutory balance sheets of North American Security Life Insurance Company (a wholly-owned subsidiary of North American Life Assurance Company of North York, Canada) as of December 31, 1995 and the related statutory statements of operations, changes in capital and deficit, and cash flows for each of the two years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These statutory financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described more fully in Note 1 to the financial statements, the Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of Delaware (SAP), which practices after 1996 (upon issuance of 1996 financial statements) differ from generally accepted accounting principles (GAAP). The effects on the financial statements of the variances between SAP and GAAP are not currently determinable.

In our report dated February 23, 1996, we expressed our opinion that the 1995 and 1994 financial statements, prepared using SAP, presented fairly, in all material respects, the financial position of North American Security Life Insurance Company as of December 31, 1995 and the results of its operations, and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with GAAP. As described in Note 1 to the financial statements, financial statements of wholly-owned stock life subsidiaries of mutual life insurance enterprises prepared in accordance with SAP are no longer considered to be presented in conformity with GAAP. Accordingly, our present opinion on the 1995 and 1994 financial statements as presented herein is different from that expressed in our previous report.

In our opinion, because of the effects of the matter discussed in the two preceding paragraphs, the financial statements referred to above do not present fairly in conformity with GAAP, the financial position of North American Security Life Insurance Company as of December 31, 1995, or the results of its operations or its cash flows for each of the two years in the period ended December 31, 1995.

In our opinion, the statutory financial statements referred to above present fairly, in all material respects, the financial condition of North American Security Life Insurance Company as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, on the basis of accounting described in Note 1. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                              COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
February 23, 1996, except for the information in the second paragraph of Note 1 - "Basis of Presentation," for which the date is February 25, 1997

                 North American Security Life Insurance Company
           (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


                        Balance Sheets--Statutory-Basis


                                                                              DECEMBER 31
                                                                        1996               1995
                                                                  ---------------------------------
ADMITTED ASSETS
Investments:
   Bonds                                                          $   13,848,316     $   16,281,452
   Common stocks                                                      30,305,498         20,097,789
   Real estate                                                         2,268,120          4,847,164
   Cash and short-term investments                                     7,321,515          1,797,230
   Policy loans                                                          454,026
                                                                  ---------------------------------
Total investments                                                     54,197,475         43,023,635

Accrued investment income                                                278,106            431,415
Other assets                                                           4,008,003          4,320,909
Separate account assets                                            6,459,289,860      4,914,727,917
                                                                  ---------------------------------

Total admitted assets                                             $6,517,773,444     $4,962,503,876
                                                                  =================================

LIABILITIES, CAPITAL AND DEFICIT
Liabilities:
   Aggregate reserves                                             $    3,674,617     $    1,931,894
   Payable to parent, subsidiaries and affiliates                        405,711          3,033,665
   Funds held account from reinsurers                                  6,000,000          9,000,000
   Amount payable on reinsurance ceded                                 8,122,060          7,256,229
   Transfers from separate accounts, net                            (188,238,440)      (156,458,903)
   Borrowed money                                                    138,200,680        107,865,148
   Accrued interest on surplus note                                    1,591,232          3,248,219
   Asset valuation reserve                                             2,089,490          2,895,914
   Bank overdraft                                                      7,598,444          8,606,730
   Other liabilities                                                   9,486,084         10,239,069
   Separate account liabilities                                    6,459,289,860      4,914,727,917
                                                                  ---------------------------------
Total liabilities                                                  6,448,219,738      4,912,345,882

Capital and deficit:
   Surplus note payable to Parent                                     20,000,000         20,000,000
   Common stock (par value $1,000 per share--authorized,
     3,000 shares; issued and outstanding, 2,600 shares)               2,600,000          2,600,000
   Paid-in capital in excess of par value                            128,633,000        110,633,000
   Unassigned deficit                                                (81,679,294)       (83,075,006)
                                                                  ---------------------------------
Total capital and deficit                                             69,553,706         50,157,994
                                                                  ---------------------------------

Total liabilities, capital and deficit                            $6,517,773,444     $4,962,503,876
                                                                  =================================


See accompanying notes.

                 North American Security Life Insurance Company
           (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


                   Statements of Operations--Statutory-Basis


                                                                        YEARS ENDED DECEMBER 31
                                                               1996                 1995                 1994
                                                           -------------------------------------------------------
Revenues:
   Premiums, annuity considerations and
     deposits
                                                           $1,027,373,531       $  991,551,945      $1,139,953,302
   Net investment income                                        5,172,160           35,909,722          30,559,559
   Commissions and expense allowances on
     reinsurance ceded                                         25,222,953           14,676,544           7,019,266
   Experience refunds on reinsurance ceded                      3,880,075            3,901,633           4,967,753
   Reserve adjustments on reinsurance                         (16,460,475)         (48,222,552)         (6,023,746)
                                                           -------------------------------------------------------
Total revenues                                              1,045,188,244          997,817,292       1,176,476,134

Expenses:
   Annuity benefits                                           381,764,918          269,688,906         206,710,232
   Increase (decrease) in reserves                              1,742,723         (517,160,712)        146,552,124
   Increase in separate account liability                     525,172,444          415,529,185         732,768,257
   Commissions                                                 82,257,073           73,593,478          81,981,046
   General expenses                                            27,587,265           22,872,812          19,253,764
   Interest expense                                             9,822,477            8,980,132           4,599,441
   Recapture fee on reinsurance ceded                          11,160,053            1,445,889           8,029,909
   Initial consideration on reinsurance ceded                   3,204,498          727,522,634
                                                           -------------------------------------------------------
Total expenses                                              1,042,711,451        1,002,472,324       1,199,894,773

Gain (loss) before federal income tax provision
   and realized capital gains (losses)                          2,476,793           (4,655,032)        (23,418,639)
Federal income tax provision                                       85,252                                    6,415
                                                           -------------------------------------------------------
Gain (loss) after federal income tax provision                  2,391,541           (4,655,032)        (23,425,054)
Net realized capital gains (losses)                               675,367           (2,632,953)         (7,029,018)
                                                           -------------------------------------------------------

Net income (loss)                                          $    3,066,908       $   (7,287,985)     $  (30,454,072)
                                                           =======================================================

See accompanying notes.

                 North American Security Life Insurance Company
           (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


         Statements of Changes in Capital and Deficit--Statutory-Basis


                                                                     PAID-IN
                                                                   CAPITAL IN
                                      SURPLUS                     EXCESS OF PAR     UNASSIGNED      TOTAL CAPITAL
                                        NOTE       COMMON STOCK      VALUE           DEFICIT         AND DEFICIT
                                    ------------------------------------------------------------------------------
Balances at January 1, 1994         $20,000,000     $2,000,000     $ 81,233,000      $(51,510,475)    $ 51,722,525
Net loss                                                                              (30,454,072)     (30,454,072)
Issuance of common stock                               600,000                                             600,000
Paid-in capital in excess of par                                     29,400,000                         29,400,000
Increase in non-admitted assets                                                        (1,859,181)      (1,859,181)
Initial commission allowance on
   reinsurance ceded                                                                    4,508,719        4,508,719
Decrease in asset valuation
   reserves                                                                             1,976,033        1,976,033
Change in net realized gains and
   losses                                                                               3,514,108        3,514,108
                                    ------------------------------------------------------------------------------
Balances at December 31, 1994        20,000,000      2,600,000      110,633,000       (73,824,868)      59,408,132
Net loss                                                                               (7,287,985)      (7,287,985)
Increase in non-admitted assets                                                          (958,941)        (958,941)
Initial commission allowance on
   reinsurance ceded                                                                   (3,007,823)      (3,007,823)
Decrease in asset valuation
   reserves                                                                             2,640,946        2,640,946
Change in net realized gains and
   losses                                                                                (636,335)        (636,335)
                                    ------------------------------------------------------------------------------
Balances at December 31, 1995        20,000,000      2,600,000      110,633,000       (83,075,006)      50,157,994
Net income                                                                              3,066,908        3,066,908
Paid-in capital in excess of par                                     18,000,000                         18,000,000
Decrease in non-admitted assets                                                         1,619,796        1,619,796
Initial commission allowance on
   reinsurance ceded                                                                   (3,280,000)      (3,280,000)
Decrease in asset valuation
   reserves                                                                               806,424          806,424
Change in net realized gains and
   losses                                                                                (817,416)        (817,416)
                                    ------------------------------------------------------------------------------

Balances at December 31, 1996       $20,000,000     $2,600,000     $128,633,000      $(81,679,294)    $ 69,553,706
                                    ==============================================================================

                 North American Security Life Insurance Company
           (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


                   Statements of Cash Flows--Statutory-Basis


                                                                     YEAR ENDED DECEMBER 31
                                                             1996                 1995                1994
                                                        -----------------------------------------------------
OPERATING ACTIVITIES
Annuity considerations and deposits                     $1,027,373,531       $ 991,551,945     $1,139,953,302
Net investment income                                        2,264,748          32,128,833         28,230,341
Allowances and reserve adjustments on
   reinsurance ceded                                         8,762,478         (33,546,008)         1,140,018
Experience refund on reinsurance ceded                       3,880,075           3,901,633          4,967,753
Surrender benefits and other fund withdrawals paid        (350,317,143)       (232,650,150)      (175,523,156)
Other benefits paid to policyholders                       (32,009,867)        (36,860,052)       (30,555,923)
Commissions, other expenses and taxes paid                (109,382,073)        (97,024,418)      (100,210,171)
Net transfers to separate account                         (556,059,964)       (423,952,090)      (768,208,239)
Other operating expenses paid                              (25,079,045)       (737,948,655)       (12,780,263)
                                                        -----------------------------------------------------
Net cash (used for) provided by operating
   activities                                              (30,567,260)       (534,398,962)        87,013,662

INVESTING ACTIVITIES
Proceeds from investments sold, matured or repaid:
   Bonds                                                     9,607,009         763,005,273        112,385,919
   Stocks                                                   12,737,781           5,080,010          5,805,050
   Mortgage loans                                                              110,791,047         14,076,659
   Real estate                                               1,602,063             860,375          5,950,412
   Net gains on cash and short term investments                    408
Cost of investments acquired:
   Bonds                                                    (6,890,585)       (441,405,890)      (232,208,934)
   Stocks                                                  (19,333,533)        (10,137,862)          (488,212)
   Mortgage loans                                                                 (136,101)        (4,301,717)
   Policy loans                                               (454,026)          2,579,308           (791,723)
                                                        -----------------------------------------------------
Net cash (used for) provided by investing
   activities                                               (2,730,883)        430,636,160        (99,572,546)

OTHER CASH PROVIDED (APPLIED)
   Capital and surplus paid-in                              18,000,000                             30,000,000
   Borrowed  money                                          30,864,052           7,000,000         70,000,000
   Other sources                                             4,194,113          11,380,829         17,892,210
   Other applications                                      (14,235,737)        (14,398,973)      (103,250,950)
                                                        -----------------------------------------------------
Net other cash provided                                     38,822,428           3,981,856         14,641,260
                                                        -----------------------------------------------------

Net increase (decrease) in cash and short-term
   investments                                               5,524,285         (99,780,946)         2,082,376
Cash and short-term investments at beginning of
   year                                                      1,797,230         101,578,176         99,495,800
                                                        -----------------------------------------------------

Cash and short-term investments at end of year          $    7,321,515       $   1,797,230     $  101,578,176
                                                        =====================================================


See accompanying notes.

                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


                  Notes to Statutory-Basis Financial Statements


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

North American Security Life Insurance Company (the Company) is a wholly-owned subsidiary of NAWL Holding Company Inc. (NAWL). NAWL holds all the outstanding shares of the Company and Wood Logan Associates, Inc. (WLA). Manufacturers Life Insurance Company (MLI) owns all Class A shares of NAWL, representing 85% of the voting shares of NAWL. Certain employees of WLA own all Class B shares, which represent the remaining 15% voting interest in NAWL.

On January 1, 1996, North American Life Assurance Company, (NAL), the Company's previous owner, merged with MLI. Effective January 1, 1996, immediately following the merger, the Company's Parent went through a corporate restructuring which resulted in the formation of a newly organized holding corporation, NAWL.

The Company issues fixed and variable annuity contracts (the contracts). Amounts invested in the fixed portion of the contracts are allocated to the General Account of the Company (see Note 6 on fixed annuity reinsurance). Amounts invested in the variable portion of the contracts are allocated to the separate accounts of the Company. The separate account assets are invested in shares of the NASL Series Trust, a no-load, open-end management investment company organized as a Massachusetts business trust.

On June 19, 1992, the Company formed First North American Life Assurance Company
(FNA). Subsequently, on July 22, 1992, FNA was granted a license by the New York State Insurance Department. FNA issues variable and fixed annuity contracts in the State of New York.

NASL Financial Services Inc. (NASL Financial), a wholly-owned subsidiary of the Company, acts as investment adviser to the NASL Series Trust and as principal underwriter of the annuity and variable life contracts issued by the Company and annuity contracts issued by FNA. NASL Financial has a promotional agreement with WLA to act as the promotional agent for the sale of annuity and variable life contracts.

                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


            Notes to Statutory-Basis Financial Statements (continued)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which would impact the amounts reported and disclosed herein.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Delaware, which practices differ from generally accepted accounting principals (GAAP).

The 1995 financial statements presented for comparative purposes were previously described as being prepared in accordance with GAAP for stock life insurance subsidiaries of a mutual life parent. Pursuant to FASB Interpretation 40, Applicability of Generally Accepted Accounting Principals to Mutual Life Insurance and Other Enterprises (FIN 40), as amended, which is effective for 1996 annual financial statements, financial statements based on statutory accounting practices can no longer be described as prepared in conformity with GAAP. Furthermore, financial statements prepared in conformity with statutory accounting practices for periods prior to the effective date of FIN 40 are not considered GAAP presentations when presented in comparative form with the financial statements for periods subsequent to the effective date. Accordingly, the 1995 financial statements are no longer considered to be presented in conformity with GAAP.

The more significant variances from GAAP are as follows:

Investments: Investments in bonds are reported at amortized cost based on their National Association of Insurance Commissioners (NAIC) rating; for GAAP, such fixed maturity investments would be designated at purchase as held-to-maturity, trading, or available-for-sale. Held-to-maturity fixed investments would be reported at amortized cost, and the remaining fixed maturity investments are reported at fair value with unrealized holding gains and losses reported in operations for those designated as trading and as a separate component of shareholders' equity for those designated as available-for-sale.

                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


            Notes to Statutory-Basis Financial Statements (continued)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments in real estate are reported net of related obligations rather than on a gross basis. Changes between cost and admitted asset investment amounts are credited or charged directly to unassigned surplus rather than to a separate surplus account.

The "asset valuation reserve" is determined by an NAIC prescribed formula and is reported as a liability rather than unassigned surplus. Under GAAP, realized capital gains and losses would be reported in the income statement on a pretax basis in the period that the asset giving rise to the gain or loss is sold and valuation allowances would be provided when there has been a decline in value deemed other than temporary, in which case, the provision for such declines would be charged to earnings.

Subsidiaries: The accounts and operations of the Company's subsidiaries are not consolidated with the accounts and operations of the Company as would be required under GAAP.

Policy Acquisition Costs: The costs of acquiring and renewing business are expensed when incurred. Under GAAP, acquisition costs related to investment products, to the extent recoverable from future gross profits, are amortized generally in proportion to the present value of expected gross profits from surrender charges and investment, mortality, and expense margins.

Nonadmitted Assets: Certain assets designated as "nonadmitted," principally agents' debit balances and furniture and equipment, are excluded from the accompanying balance sheets and are charged directly to unassigned surplus.

Annuity Considerations and Deposits: Revenues for annuity considerations and deposits consist of the entire premium received and annuity benefits represent the death benefits, annuitizations and withdrawals and surrenders paid and the change in policy reserves. Under GAAP, annuity considerations and deposits received in excess of policy charges would not be recognized as premium revenue and annuity benefits would represent the excess of benefits paid over the policy account value and interest credited to the account values.

Aggregate Reserves: Certain policy reserves are calculated based on statutorily required interest and mortality assumptions rather than on estimated expected experience or actual account balances as would be required under GAAP.

                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


            Notes to Statutory-Basis Financial Statements (continued)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reinsurance: Policy and contract liabilities ceded to reinsurers have been reported as reductions of the related reserves rather than as assets as would be required under GAAP.

Commissions allowed by reinsurers on business ceded are reported as income when received rather than being deferred and amortized with deferred policy acquisition costs.

Federal Income Taxes: Deferred federal income taxes are not provided for differences between the financial statement amounts and tax bases of assets and liabilities.

Surplus Notes: Surplus notes are reported as surplus rather than as liabilities.

The effects of the foregoing variances from GAAP on the accompanying statutory-basis financial statements have not been determined, but are presumed to be material.

Other significant accounting policies are as follows:

INVESTMENTS AND INVESTMENT INCOME

Investments are valued in accordance with rules promulgated by the National Association of Insurance Commissioners (NAIC). Bonds not backed by loans are valued at amortized cost using the constant yield method.

Loan-backed bonds and structured securities are valued at amortized cost using the constant yield method including anticipated prepayments. Prepayment assumptions are obtained from broker dealer survey values. These assumptions are consistent with the current interest rate and economic environment. The retrospective method is being used to value all securities.

Investment income is recognized on the accrual basis. Unrealized gains or losses on investments are recorded in unassigned deficit. Realized gains or losses on investments sold are determined on the basis of the specific identification method.

Common stocks, excluding investments in subsidiaries, are valued at market value. The Company's insurance subsidiary is reported at equity in the underlying statutory-basis of its net assets, and the Company's noninsurance subsidiary is reported at the GAAP-basis of its net assets. Real estate acquired in satisfaction of debt is stated at the lower of the appraised market value or the outstanding principal loan balance plus accrued interest and foreclosed costs.

                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


            Notes to Statutory-Basis Financial Statements (continued)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In 1996, 1995 and 1994, the Company transferred, in satisfaction of debt, mortgages with statement values of $0, $2,405,052 and $6,407,174, respectively, to foreclosed real estate. Subsequently, in 1996, 1995 and 1994, the Company wrote-down $929,713, $1,360,620, and $0, respectively, on these properties to reflect the carrying value at the lower of the current market valuation or the value transferred at the time of foreclosure. At year end, the Company held $2,268,120 of foreclosed real estate at adjusted book value which approximates market value.

SHORT-TERM INVESTMENTS

Short-term investments generally consist of treasury bills, commercial paper and money market instruments whose maturities at the time of acquisition are one year or less. Short-term instruments are valued at cost, which approximates market value.

ASSET VALUATION RESERVE AND INTEREST MAINTENANCE RESERVE

The Asset Valuation Reserve (AVR) is designed to mitigate the effect of valuation and credit related losses on all invested assets with risk of loss including mortgages, real estate, fixed income securities, and common stocks. Changes in the AVR are accounted for as a direct increase or decrease in unassigned surplus.

The Interest Maintenance Reserve (IMR) captures realized capital gains and losses which result from changes in interest rate for all fixed income securities and amortizes these capital gains and losses into investment income over the original life of the investments sold. During 1995, the cumulative net gains were released from IMR in connection with a reinsurance treaty whereby the Company reinsured all of its fixed annuity business (see Note 6). This accounting was approved by the State of Delaware Department of Insurance as a permitted practice. Total net gains (losses) of $(59,933) were transferred into IMR and $541,484 was amortized and included in net investment income in 1994.

                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


            Notes to Statutory-Basis Financial Statements (continued)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PREMIUMS, ANNUITY CONSIDERATIONS AND DEPOSITS AND RELATED EXPENSES

Premiums, annuity considerations and deposits are recognized as revenue when received. Expenses, including acquisition costs such as commissions and other costs in connection with acquiring new business, are charged to operations as incurred.

AGGREGATE RESERVES

The reserves, developed using accepted actuarial methods, have been established and maintained on the basis of published mortality tables and prescribed interest rates per the National Association of Insurance Commissioners' standard valuation law, as adopted by the State of Delaware. The method used for the valuation of annuities is the Commissioner's Annuity Reserve Valuation Method (CARVM). Under this method the reserve is the highest present value of all future guaranteed cash surrender values.

Surrender values on policies do not exceed the corresponding reserves. Additional reserves are established when the results of cash flow testing under various interest rate scenarios indicate the need for such reserves.

SEPARATE ACCOUNT

Separate account assets and liabilities reported in the accompanying balance sheets represent mutual funds that are separately administered for the exclusive benefit of variable annuity and variable life contractholders and are reported at fair market value. Since the contractholders receive the full benefit and bear the full risk of the separate account investments, the income, realized and unrealized gains and losses from such investments, is offset by an equivalent change in the liabilities related to the separate accounts. Transfers from separate account, net, primarily represents the difference between the contract owner's account value and the CARVM reserve. There are no reconciling items between the increase in separate account liability as shown on the statement of operations and the transfers as reported in the Summary of Operations of the Separate Account Statement. Fees charged on separate account deposits are included in other income.

                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


            Notes to Statutory-Basis Financial Statements (continued)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Annuity and variable life premiums, considerations and deposits for the separate accounts, net of reinsurance, are $1,027,373,531, $728,682,163 and $975,538,582
for 1996, 1995 and 1994, respectively.

UNCONSOLIDATED SUBSIDIARIES

The Company records its equity in the earnings of unconsolidated subsidiaries as net investment income. The Company owns 100% of the outstanding common stock of First North American Life Assurance Company and NASL Financial Services, Inc.

Summarized financial data for unconsolidated subsidiaries at December 31, 1996 and 1995 is shown below:

                                                    1996         1995
                                                  ----------------------
                                                       (In thousands)
      Total assets at year end                    $471,166      $318,326
      Total liabilities at year end                440,862       304,409
      Net income                                     3,175         1,220

FEDERAL INCOME TAXES

The Company will participate as a member of the NAWL affiliated group, filing a consolidated federal income tax return. The Company will file separate state returns.

The method of allocation between companies is subject to a tax sharing agreement. The tax liability is allocated to each member on a pro rata basis based on the relationship the member's tax liability (computed on a separate return basis) bears to the tax liability of the consolidated group. The tax charge to the Company shall not be more than the Company would have paid on a separate return basis.

Income before federal income taxes differs from taxable income principally due to policy acquisition costs, differences in annuity reserves for tax and financial reporting purposes, the equity earnings of unconsolidated subsidiaries and reinsurance allowances.

                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


            Notes to Statutory-Basis Financial Statements (continued)


2. PERMITTED STATUTORY ACCOUNTING PRACTICES

The Company's statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the Insurance Department of the State of Delaware. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the NAIC. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed, such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC currently is in the process of recodifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1997, will likely change, to some extent, prescribed statutory accounting practices, and may result in changes to the accounting practices that the Company uses to prepare its statutory financial statements. The impact of any such changes on the Company's statutory-surplus cannot be determined at this time and could be material.

3. INVESTMENTS

The major components of investment income are as follows:

                                              YEAR ENDED DECEMBER 31
                                        1996            1995            1994
                                    -------------------------------------------
Amortization of IMR                                 $11,040,025     $   541,484
Equity in undistributed income
  (loss) of subsidiaries            $ 3,086,798        (482,580)        737,688
Bonds                                   719,462      18,046,504      16,182,157
Common stock                             34,993         137,862         498,222
Short-term investments                  199,114       2,642,678       1,664,563
Mortgage loans                                        5,420,613      12,026,724
Real estate                             774,673       1,071,080       1,248,043
Policy loan interest                                    (32,300)         10,658
Interest rate swap                    1,632,000
Investment expenses                  (1,274,880)     (1,934,160)     (2,349,980)
                                    -------------------------------------------

Net investment income               $ 5,172,160     $35,909,722     $30,559,559
                                    ===========================================


                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


            Notes to Statutory-Basis Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The amortized and estimated fair value of investments in debt securities at December 31, 1996 and 1995 are as follows:

                                                         GROSS      GROSS      ESTIMATED
                                           AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                              COST       GAINS      LOSSES       VALUE
                                           ---------------------------------------------
                                                            (In thousands)
DECEMBER 31, 1996:
U.S. Treasury securities and
   obligations of U.S. Government
   agencies
                                           $ 6,916       $144      $   27      $ 7,033
Corporate debt securities                    6,009          2          17        5,994
Mortgage-backed securities                     923         19           4          938
                                           -------------------------------------------

Totals                                     $13,848       $165      $   48      $13,965
                                           ===========================================

DECEMBER 31, 1995:
U.S. Treasury securities and
   obligations of U.S. Government
   agencies
                                           $ 8,998       $362      $    3      $ 9,357
Corporate debt securities                    3,672        125           3        3,794
Mortgage-backed securities                   3,611        195                    3,806
                                           -------------------------------------------

Totals                                     $16,281       $682      $    6      $16,957
                                           ===========================================


                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


            Notes to Statutory-Basis Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

The amortized cost and estimated fair value of debt securities at December 31, 1996 by the contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers or lenders may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   AMORTIZED         ESTIMATED
                                                     COST           FAIR VALUE
                                                   ---------------------------
                                                          (In thousands)
Due in one year or less                            $ 7,136             $ 7,156
Due after one year through five years                3,494               3,539
Due after five years through ten years               1,938               1,914
Due after ten years                                    357                 418
Mortgage-backed securities                             923                 938
                                                   ---------------------------

Total                                              $13,848             $13,965
                                                   ===========================

The proceeds from sales of debt securities for the years ended December 31, 1996, 1995 and 1994 were $8,593,009, $743,955,966 and $74,622,566, respectively.
In 1996, gross gains and losses recognized on the sales were $338,975 and $1,775, respectively. In 1995, gross gains and losses on the sales were $10,452,916 and $2,035,657, respectively. In 1994, gross gains and losses on the sales were $1,600,852 and $1,660,785, respectively. Net realized gains (losses) of $0, $8,417,259 and $(59,933) for the years ended December 31, 1996, 1995 and
1994, respectively, were transferred to IMR.

Debt securities with a carrying value of $5,458,635 and $5,600,444 at December 31, 1996 and 1995, respectively, were on deposit with, or in custody accounts on behalf of certain state insurance departments.

4. FEDERAL INCOME TAXES

At December 31, 1996 and 1995, the Company had operating loss carryforwards of approximately $32,000,000 and $36,000,000, respectively, which expire between 2007 and 2010. During 1996, the Company utilized approximately $4,000,000 in net operating loss carryforwards to reduce taxable income.

                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


            Notes to Statutory-Basis Financial Statements (continued)


5. LIFE AND ANNUITY ACTUARIAL RESERVES

The Company issues flexible premium deferred combination fixed and variable annuity contracts and variable life insurance contracts. Reserves for these contracts are established using the Commissioners Annuity Reserve Valuation Method (CARVM) and the Commissioner's Reserve Valuation Method (CRVM) as adopted by the State of Delaware Insurance Department. The reserves for the fixed portion of the contracts are subject to an indemnity reinsurance agreement and the reserves for the variable portion of the contracts are held in the separate account. The Company has reinsured its Minimum Guaranteed Death Benefit risks, and accordingly, is holding no reserve for this risk, which relates to the excess of Death Benefit over policyholder Account Value. The Company does not offer surrender values in excess of the reserves.

Withdrawal characteristics of Annuity Actuarial Reserves and Deposit Liabilities are as follows:

Subject to discretionary withdrawal with market
   value adjustment
                                                       $  385,506,134      5.64%
Subject to discretionary withdrawal at book value
   less surrender charge (5% or more)                     139,439,719      2.04
Subject to discretionary withdrawal at market value     6,269,263,219     91.75
Subject to discretionary withdrawal at book value          18,704,535       .27
                                                       ------------------------
Subtotal                                                6,812,913,607     99.70

Not subject to discretionary withdrawal provision          20,342,476       .30
                                                       ------------------------
Total annuity actuarial reserve and deposit fund
   liabilities
                                                        6,833,256,083       100%
Expense gap reserve                                         1,298,797
Reinsurance ceded                                        (559,828,843)
                                                       ------------------------

Total net annuity actuarial reserves and deposit
   funds liabilities                                   $6,274,726,037
                                                       ========================

6. REINSURANCE

Reinsurance premiums and benefits paid or provided are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance transactions have been entered into primarily to improve cash flow and statutory capital.

                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


            Notes to Statutory-Basis Financial Statements (continued)


6. REINSURANCE (CONTINUED)

Effective June 30, 1995, an indemnity coinsurance agreement was entered into between the Company and Peoples Security Life Insurance Company (Peoples or the Reinsurer), a AAA rated subsidiary of the Providian Corporation, to reinsure both in force and new fixed annuity business written by the Company.

The indemnity aspects of the agreement provide that the Company remains liable for the contractual obligations whereas the Reinsurer agrees to indemnify the Company for any contractual claims incurred. The coinsurance aspects of the agreement require the Company to transfer all assets backing the fixed annuity obligations to the Reinsurer together with all future fixed premiums received by the Company for fixed annuity contracts. Once transferred, the assets belong to the Reinsurer. In exchange, the Reinsurer reimburses the Company for all claims and provides expense allowances to cover commissions and other costs associated with the fixed annuity business.

The Reinsurer is responsible for investing the asset and is at risk for any potential investment gains and losses. There is no recourse back to the Company if investment losses are incurred. Under this agreement, the Company will continue to administer the fixed annuity business for which it will earn an expense allowance. The Company has set up a reserve of $1,298,797 and $1,931,894 at December 31, 1996 and 1995, respectively, to recognize that expense allowances received from Providian under this indemnity coinsurance agreement do not fully reimburse the Company for overhead expenses allocated to the fixed annuity line of business.

The reinsurance agreement required the Company to transfer to the Reinsurer a consideration of $726.7 million in cash or securities, to cover all in force business as of June 30, 1995.

The financial impact of the reinsurance agreement was as follows (in millions):

Net loss from operations:
   Consideration paid to reinsurer                                     $(726.7)
   Net reserves reinsured                                                725.1
   Expense gap reserve                                                    (1.9)
                                                                       -------
                                                                          (3.5)
Capital and surplus adjustments:
   Release of IMR                                                         11.0
   Market loss on sale of mortgages                                       (2.2)
   Release of bond and mortgage asset valuation reserve                    4.7
                                                                       -------

Net impact on surplus                                                  $  10.0
                                                                       =======


                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


            Notes to Statutory-Basis Financial Statements (continued)


6. REINSURANCE (CONTINUED)

Effective July 1, 1995 and August 1, 1995, the Company entered into treaties with the Connecticut General Life Insurance Company (CIGNA) and Swiss Re Life Insurance Company, respectively, to reinsure its Minimum Death Benefit Guarantee risks. Each company has assumed 50% of the risk. In addition, the Company reinsured 50% of its risk related to the waiving of surrender charges at death with CIGNA. The Company is paying the reinsurers an asset based premium, the level of which varies with both the amount of exposure to this risk and the realized experience.

Effective November 1, 1995, the Company entered into a treaty with Transamerica Occidential Life Insurance Company. Transamerica will reinsure a 50% quota share of the variable portion of the Company's VLI contracts. In addition, Transamerica will also reinsure 80% of this product's net amount at risk in excess of the Company's retention limit of $100,000 on a YRT basis.

During 1984, the Company assumed from its Parent, NAL, approximately 26% of NAL's ordinary and group vested annuity contracts issued in the United States prior to 1983. In December 1989, the percentage assumed was increased to 90%. On March 31, 1995, this agreement was 100% recaptured. To effect this recapture, the Company paid NAL $1,445,889. At December 31, 1996 and 1995, the Company had no liability for future policy benefits under this contract.

Effective October 1, 1988, the Company ceded 18% of its variable annuity contracts (policy from 203-VA) to its parent NAL under a modified coinsurance agreement. Under this agreement, NAL provides the Company with an expense allowance on reinsured premiums which is repaid out of a portion of future profits on the business reinsured. The agreement provides full risk transfer of mortality, persistency and investment performance to the reinsurer with respect to the portion reinsured. Effective July 1, 1992, the quota share percentage was increased to 36%.

On December 31, 1993, the Company entered into a modified coinsurance agreement with an ITT Lyndon Life, a non-related third party to cede the remaining 64% of the Company's variable annuity contracts (policy form 203-VA) and 95% of the Company's new variable annuity contract series issued in 1994 (policy form Ven
10). The Company received approximately $25 million in cash representing withheld premiums of $15 million and $10 million ceding commission. The amounts of withheld premiums will be repaid with interest over five years. The ceding commission is payable out of future profits generated by the business reinsured.

                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


            Notes to Statutory-Basis Financial Statements (continued)


6. REINSURANCE (CONTINUED)

Effective December 31, 1994, the Company recaptured its reinsurance with NAL. Upon recapture, 1994 operating results were negatively impacted by a one-time recapture fee of approximately $6.5 million. Concurrent with this transaction, the Company ceded 31% of the recaptured contracts (policy form 203-VA) to ITT Lyndon Life bringing the portion of these contracts reinsured by ITT Lyndon to 95%. In return, the Company received consideration of $5.2 million which is reflected as a surplus adjustment to be amortized into income in future years. During 1996, $3.0 million was amortized into income.

Effective December 31, 1994, the Company entered into an indemnity reinsurance agreement with Paine Webber Life to reinsure a portion of its policy forms 207-VA, VFA, VENTURE.001, and VENTURE.003. The quota share percentage varies between 15% and 35% depending on the policy form. The form of reinsurance is modified coinsurance and only covers the variable portion of contracts written by Paine Webber brokers. The Company received an allowance of $1,580,896 to complete this transaction. All elements of risk (including mortality, persistency, investment performance) have been transferred with the exception of the minimum death benefit guarantee. The Company receives an allowance to cover the expected cost of the minimum death benefit guarantee.

In the event of insolvency of a reinsurer, the Company remains primarily liable to its policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company and, accordingly, the Company periodically monitors the financial condition of its reinsurers.

The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than nonpayment of premiums or other similar credits or a significant change in the ownership of the Company. The Company does not have any reinsurance agreements in effect in which the amount of losses paid or accrued through December 31, 1996 would result in a payment to the reinsurer of amounts which, in the aggregate and allowing for offset of mutual credits from other reinsurance agreements with the same reinsurer, exceed the total direct premiums collected under the reinsured policies.

The Company has estimated that the aggregate reduction in surplus that would occur if all reinsurance agreements currently in effect were terminated would be $14,178,002 at December 31, 1996.

                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


           Notes to Statutory-Basis Financial Statements (continued)


7. RELATED-PARTY TRANSACTIONS

In connection with the fixed annuity indemnity coinsurance agreement entered into in 1995 (see Note 6), the Company pooled its mortgage portfolio (book value of approximately $106 million) and transferred a senior participation interest to an affiliate of the reinsurer. The senior interest was transferred for a purchase price of approximately $72 million and entitles an affiliate of the reinsurer to 100% of the cash flows produced by the portfolio until they recover in full the purchase price with interest at a rate of 7.52%. The remaining residual interest was transferred to First North American Realty, Inc., a wholly-owned subsidiary of the former Parent for a purchase price of $33 million. As a result of the sale of the senior and residual interests in the Company's mortgages, the Company has no further economic interest in any mortgages and hence has reported zero mortgage loan assets on its balance sheet as of December 31, 1995.

The Company utilizes various services administered by MLI in 1996 and NAL for 1995 and 1994, such as payroll and investment accounting. The charges for these services were approximately $6,053,000, $295,000 and $234,000 in 1996, 1995 and
1994, respectively. During 1996, MLI changed the allocation method of expenses subsequent to the merger with NAL. At December 31, 1996 and 1995, the Company had a net liability to MLI of $4,348,511 and NAL of $5,928,889, respectively.

The Company's annuity and insurance contracts are distributed through NASL Financial pursuant to an underwriting agreement. NASL Financial has entered into an agreement with Wood Logan Associates, an affiliate, to act as the promotional agent for the sale of annuity and variable life contracts. At December 31, 1996, the Company had a payable to NASL Financial for $999,328 and at December 31, 1995, the Company had a receivable from NASL Financial for $881,119.

The Company provides various services and personnel to FNA for accounting, actuarial, administration and systems support. These services are allocated on a pro rata basis and charged as incurred. The total costs allocated for these services in 1996, 1995 and 1994 were approximately $661,000, $456,000 and $418,000, respectively. At December 31, 1996, the Company had a net receivable from FNA for $1,336,725.

The financial statements have been prepared from the records maintained by the Company and may not necessarily be indicative of the financial conditions or results of operations that would have occurred if the Company had been operated as an unaffiliated corporation (see also Notes 1, 3, 6, 8, 9 and 12 for additional related-party transactions).

                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


           Notes to Statutory-Basis Financial Statements (continued)


8. BORROWED MONEY

The Company has an unsecured line of credit with State Street Bank and Trust in the amount of $10,000,000, bearing interest based on the bank's money market rate plus 50 basis points. There were no outstanding balances at December 31, 1996 and December 31, 1995. Interest expense was approximately $244,000, $76,000 and $81,600 in 1996, 1995 and 1994, respectively.

The Company has a revolving credit line with MLI. The original term of the agreement was seven years. Each additional borrowing under the agreement has a seven year term from the date of each additional borrowing. The balance outstanding at December 31, 1996 is $137,864,052. Principal and interest is payable in quarterly installments. The interest rate is Libor plus 32.5 basis points. Accrued interest at December 31, 1996 is $336,627.

During 1995, the Company had a $150 million revolving credit and term loan agreement (the Loan) with the Canadian Imperial Bank of Commerce and Deutsche Bank AG. The amount outstanding at December 31, 1995 was in the form of a term loan of $107 million. In April of 1996, the loan was paid in full and the credit line with MLI described above was established.

On December 20, 1994, the Company received $20,000,000 from its former Parent in the form of a surplus note agreement with interest at 8%. This surplus note agreement was assumed by the Parent upon the merger described in Note 1. The note and accrued interest are subordinated to payments due to policyholders and other claimants. Principal and interest payments can be made only upon prior approval of the Insurance Department of the State of Delaware. Interest accrued at December 31, 1996 and 1995 was $1,591,232 and $3,248,219, respectively.
Interest accrued at December 31, 1995 was paid during 1996.

9. DEFERRED COMPENSATION AND RETIREMENT PLANS

Prior to December 31, 1995, NAL maintained the NALACO Pension Plan (the Plan), a defined benefit pension plan for all U.S. employees which vests at five years of service. Sponsorship of this plan was assumed by MLI at the time of the merger. Benefit payout is a function of years of service and average earnings during the employee's last five years of service. MLI's funding policy is to contribute annually the normal cost up to the maximum amount that can be deducted for federal income tax purposes and to charge each subsidiary for its allocable share of such contributions based on a percentage of payroll. No pension cost was allocated to the Company in 1996 or 1995 as the plan was subject to the full funding limitation under the Internal Revenue Code. At December 31,

                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


           Notes to Statutory-Basis Financial Statements (continued)


9. DEFERRED COMPENSATION AND RETIREMENT PLANS (CONTINUED)

1996, the Plan's total accumulated benefit obligation determined in accordance with SFAS No. 87 and valued at January 1, 1996 based on an assumed interest rate of 7% was $10,183,862, including vested benefits of $10,094,294 and fair value of assets of $24,427,811.

The Company sponsors a defined contribution retirement plan pursuant to regulation 401(k) of the Internal Revenue Code. All employees on September 1, 1990 were eligible to participate. Employees hired after September 1, 1990 will be eligible after one year of service and attaining age 21. The Company contributes two percent of base pay plus fifty percent of the employee savings contribution. The employee savings contribution is limited to six percent of base pay. The Company contributed $298,997, $203,248 and $167,148 in 1996, 1995 and 1994, respectively.

10. LEASES

The Company leases its office space and various office equipment under operating lease agreements. For the years ended December 31, 1996, 1995 and 1994, the Company incurred rent expense of $1,144,402, $1,388,780 and $840,233, respectively. The Company negotiated a ten-year lease for new office space which commenced in March 1992. In connection with the lease, the Company was required to deposit $1,500,000 in an escrow account as security toward fulfilling the future lease commitment. The balance of the escrow at December 31, 1996 is $900,000.

The minimum lease payments associated with the office space and various office equipment under operating lease agreements is as follows:

                                           MINIMUM
                                            LEASE
                                          PAYMENTS
                                         ----------
     Year ended:
        1997                             $1,180,993
        1998                              1,204,160
        1999                              1,199,923
        2000                              1,197,368
        2001                              1,197,368
     Remaining years                      1,185,908
                                         ----------

     Total                               $7,165,720
                                         ==========


                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


           Notes to Statutory-Basis Financial Statements (continued)


10. LEASES (CONTINUED)

The Company also guarantees FNA's office space lease which has an annual cost to FNA of approximately $80,000.

11. INTEREST RATE SWAP

The Company entered into an interest rate swap in 1995 with Canadian Imperial Bank of Commerce and Deutsche AG for the purpose of minimizing exposure to fluctuations in interest rates on a portion of the debt outstanding at that time. During 1996, the Company terminated this agreement and recognized a gain of $1.6 million which is recorded as a component of investment income.

12. GUARANTEE AGREEMENT

A guarantee agreement continues in effect, whereby the Parent has agreed to unconditionally guarantee that it will, on demand, make funds available to the Company for the timely payment of contractual claims made under fixed annuity and variable life contracts issued by the Company. The guarantee covers all outstanding fixed annuity contracts, including those issued prior to the date of the guarantee agreement.

13. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating the "fair value" disclosures for financial instruments in the accompanying financial statements and notes thereto:

Cash and Short-term investments: The carrying amounts reported in the accompanying balance sheets for these financial instruments approximate their fair values.

Bonds: Fair values for bonds are based on quoted market prices or dealer quotes, where applicable. For bonds not actively traded, fair values are estimated using values obtained from independent pricing services.

Assets and Liabilities of Separate Accounts: Separate account assets and liabilities are reported at estimated fair value in the Company's balance sheets.

                 North American Security Life Insurance Company
            (a Wholly-Owned Subsidiary of NAWL Holding Company, Inc.)


           Notes to Statutory-Basis Financial Statements (continued)


13. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

Aggregate Reserves: Fair values of the Company's liabilities under contracts not involving significant mortality risk (deferred annuities) are stated at the cost the Company would incur to extinguish the liability, i.e., the cash surrender value.

The following sets forth a comparison of the carrying values and fair values of the Company's financial instruments at December 31, 1996 and 1995:

                                                  DECEMBER 31, 1996                    DECEMBER 31, 1995
                                            CARRYING             FAIR             CARRYING             FAIR
                                              VALUE             VALUE              VALUE               VALUE
                                         -----------------------------------------------------------------------
ASSETS:
Bonds                                    $   13,848,316    $   13,965,000      $   16,281,452     $   16,957,000
Common stocks                                30,305,498        30,305,498          20,097,789         20,097,789
Cash and short-term investments               7,321,515         7,321,515           1,797,230          1,797,230
Assets held in separate accounts          6,459,289,860     6,459,289,860       4,914,727,917      4,914,727,917

LIABILITIES:
Aggregate reserves for deferred
   annuities                                  3,674,617         3,674,617           1,931,894          1,931,894
Borrowed money                              138,200,680       138,200,680         107,865,148        107,865,148
Liabilities held in separate
   accounts                               6,271,051,420     6,459,289,860       4,758,269,014      4,914,727,917


                                      North American Security Life Insurance Company
                                            Schedule I - Summary of Investments
                                         Other Than Investments In Related Parties
                                                     December 31, 1996
--------------------------------------- -------------------------- ------------------------- -------------------------
                                                                                               Amount Shown in the
Type of Investment                                Cost                        Value                Balance Sheet
--------------------------------------- -------------------------- ------------------------- -------------------------

Fixed maturities:
   United States Government                     $  6,916,217               $  7,032,998              $  6,916,217
   Corporate debt securities                       6,008,531                  5,993,940                 6,008,531
   Mortgage-backed securities                        923,568                    938,181                   923,568
                                                ------------             --------------               -----------
Total fixed maturities                            13,848,316                $13,965,119                13,848,316
                                                                            ===========

Common stock of affiliates*                         -                                                  30,305,498
Real estate**                                      4,342,551                                            2,268,120
Policy loans                                         454,026                                              454,026
Short-term investments                             7,321,515                                            7,321,515
                                                ------------                                         ------------
Total investments                                $25,966,408                                          $54,197,475
                                                 ===========                                          ===========
--------------------------------------- -------------------------- ------------------------- -------------------------

*   100% of the investments in common stock is with related parties.
**  Real estate is carried at the lower of cost or fair value in the Balance
    Sheet.



                 North American Security Life Insurance Company
               Schedule III - Supplementary Insurance Information
                                    (000's)
----------------------------------------------------------------------------------------------------
                                           December 31,
----------------------------------------------------------------------------------------------------
                                            Future Policy
                                          Benefits, Losses,                         Other Policy
                       Deferred Policy     Claims and Loss    Unearned Premiums      Claims and
      Segment          Acquisition Cost        Expenses                           Benefits Payable
--------------------- ------------------- ------------------- ------------------ -------------------

        1996
Life Insurance                      $0             $     0                  $0             $    0
Annuity                              0               3,675                   0              1,581
                                   ---             -------                 ---             ------
   Total                            $0              $3,675                  $0             $1,581
                                    ==              ======                  ==             ======
        1995
Life Insurance                       0                   0                   0                  0
Annuity                              0               1,932                   0              2,143
                                   ---              ------                 ---             ------
   Total                            $0              $1,932                  $0             $2,143
                                    ==              ======                  ==             ======
        1994
Life Insurance                       0                   0                   0                  0
Annuity                              0             519,093                   0              1,964
                                   ---            --------                 ---             ------
   Total                            $0            $519,093                  $0             $1,964
                                    ==            ========                  ==             ======
--------------------- ------------------- ------------------- ------------------ -------------------


------------------------------------------------------------------------------------------------------------------------
                                                Year ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                                              Benefits, Claims    Amortization of
                                                                 Losses and       Deferred Policy
                       Premium Revenue      Net Investment       Settlement      Acquisition Costs    Other Operating
      Segment                                   Income            Expenses                                Expenses
--------------------- ------------------- ------------------- ------------------ ------------------- -------------------

        1996
Life Insurance              $   10,381              $   68          $       6                 $0            $     85
Annuity                      1,016,993               5,104            381,759                  0              27,502
                            ----------              ------           --------                 --             -------
   Total                    $1,027,374              $5,172           $381,765                 $0             $27,587
                            ==========              ======           ========                 ==             =======

        1995
Life Insurance               $      75             $     0           $      0                 $0             $   115
Annuity                        991,477              35,910            269,689                  0              22,758
                              --------             -------           --------                 --             -------
   Total                      $991,552             $35,910           $269,689                 $0             $22,873
                              ========             =======           ========                 ==             =======

        1994
Life Insurance              $        0             $     0           $      0                 $0             $     0
Annuity                      1,139,953              30,560            206,710                  0              19,254
                            ----------             -------           --------                 --            --------
   Total                    $1,139,953             $30,560           $206,710                 $0             $19,254
                            ==========             =======           ========                 ==             =======
--------------------- ------------------- ------------------- ------------------ ------------------- -------------------


                              North American Security Life Insurance Company
                                        Schedule IV - Reinsurance
                               Years ended December 31, 1996, 1995 and 1994
                                                 (000's)
---------------------------------------- ------------------ ------------------ ---------------- ---------------- ------------------

                                                                                Assumed from                       Percentage of
                                                             Ceded to Other    Other Companies                    Amount Assumed
                                           Gross Amount         Companies                         Net Amount          to Net
---------------------------------------- ------------------ ------------------ ---------------- ---------------- ------------------
                   1996

Life insurance inforce                           $45,597            $23,932               $0           $21,665                 0%
                                                 =======            =======               ==           =======                ==
Premiums:
     Life Insurance                           $   18,420            $ 8,039               $0        $   10,381                 0%
     Annuity Considerations                        1,024              1,024                0                 0                 0
     Deposit-type funds                        1,027,752             12,704                0         1,015,048                 0
     Supplementary contracts                       1,945                  0                0             1,945                 0
                                          --------------       ------------              ---    --------------                --
         Total                                $1,049,141            $21,767               $0        $1,027,374                 0%
                                              ==========            =======               ==        ==========                ==

                   1995
Life insurance inforce                              $245               $123               $0              $122                 0%
                                                    ====               ====               ==              ====                ==
Premiums:
     Life Insurance                           $      150           $     75               $0          $     75                 0%
     Annuity Considerations                        1,421                741                0               680                 0
     Deposit-type funds                        1,088,518            100,836                0           987,682                 0
     Supplementary contracts                       3,115                  0                0             3,115                 0
                                           -------------     --------------              ---       -----------                --
         Total                                $1,093,204           $101,652               $0          $991,552                 0%
                                              ==========           ========               ==          ========                ==

                   1994
Life insurance inforce                                $0                 $0               $0                $0                 0%
                                                      ==                 ==               ==                ==                ==
Premiums:
     Life Insurance                           $        0           $      0                0        $        0                 0%

     Annuity Considerations                          887                  0                0               887                 0
     Deposit-type funds                        1,281,582            143,980                0         1,137,602                 0
     Supplementary contracts                       1,464                  0                0             1,464                 0
                                          --------------     --------------              ---    --------------                --
         Total                                $1,283,933           $143,980               $0        $1,139,953                 0%
                                              ==========           ========               ==        ==========                ==
---------------------------------------- ------------------ ------------------ ---------------- ---------------- ------------------

                                  EXHIBIT INDEX

Exhibit No.                             Description
-----------                             -----------

24(i)                                   Power of Attorney - Richard C. Hirtle

24(ii)                                  Power of Attorney - Directors

27                                      Financial Data Schedule