Form 10-Q
period 1997-03-31
NORTH AMERICAN SECURITY LIFE INSURANCE CO
filed 1997-05-15
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                              ---------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                              ---------------------

             Securities and Exchange Commission File No. 812-06037

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

                              ---------------------

Indicated by check market whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [X]  Yes                             [ ]  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of April 15, 1997 was 2,600.

                 NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY

                          Quarterly Report on Form 10-Q
                       For the period ended March 31, 1997

                                Table of Contents
--------------------------------------------------------------------------------


                                                                            Page

Part I       Financial Information                                           3

Item 1.      Financial Statements                                            3

             Balance Sheets as of March 31, 1997 and December 31, 1996       3


             Statements of Operations for the three months ended             4
             March 31, 1997 and 1996

             Statement of Changes in Capital and Deficit for the             5
             three months ended March 31, 1997

             Statements of Cash Flows for the three months ended             6
             March 31, 1997 and 1996

             Notes to the Financial Statements                               7

Item 2.      Management Discussion and Analysis of Results of                9
             Operations and Financial Condition

Part II      Other Information                                              10

Item 1.      Legal Proceedings                                              10

Item 2.      Change in Securities                                           10

Item 3.      Default upon Senior Securities                                 10

Item 4.      Submission of matters to a vote of Security Holders            10

Item 5.      Other Information                                              10

Item 6A.     Exhibits                                                       10

Item 6B.     Reports on Form 8-K                                            12

                 NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY
                          (A WHOLLY-OWNED SUBSIDIARY OF
                           NAWL HOLDING COMPANY, INC.)

                        Balance Sheets - Statutory Basis



                                            March 31, 1997   December 31, 1996
                                            --------------   -----------------
                                              (unaudited)
ASSETS
Investments
 Bonds                                       $  13,778,692     $  13,848,316
 Real estate                                            --         2,268,120
 Common stock                                   31,344,381        30,305,498
 Policy loans                                      628,406           454,026
 Cash and short-term investments                 3,299,929         7,321,515
                                            --------------    --------------
            Total investments                   49,051,408        54,197,475
 Accrued investment income                         309,135           278,106
 Other assets                                    3,167,246         4,008,003
 Separate account assets                     6,626,114,054     6,459,289,860
                                            --------------    --------------
            Total assets                     6,678,641,843     6,517,773,444
                                            ==============    ==============

LIABILITIES
 Aggregate reserves                              4,079,501         3,674,617
 Transfers from separate account, net         (188,422,611)     (188,238,440)
 Borrowed money                                138,593,399       138,200,680
 Accrued interest on surplus note                1,991,232         1,591,232
 Payable to Parent                                 828,933           405,711
 Funds held account from reinsurers              6,000,000         6,000,000
 Asset valuation reserve                         2,340,723         2,089,490
 Bank overdraft                                  6,213,687         7,598,444
 Amounts payable on reinsurance ceded            2,834,352         8,122,060
 Other liabilities                              12,061,746         9,486,084
 Separate account liabilities                6,626,114,054     6,459,289,860
                                            --------------    --------------
            Total liabilities                6,612,635,016     6,448,219,738
                                            ==============    ==============


Capital and deficit:
 Surplus note payable to Parent                 20,000,000        20,000,000
 Common stock (Shares authorized: 3,000;
   issued and outstanding 2,600;
   par value $1,000)                             2,600,000         2,600,000
 Paid-in capital in excess of par value        128,633,000       128,633,000
 Unassigned deficit                            (85,226,173)      (81,679,294)
                                            --------------    --------------
            Total capital and deficit           66,006,827        69,553,706
              Total liabilities, capital    --------------    --------------
                and deficit                 $6,678,641,843    $6,517,773,444
                                            ==============    ==============

                 NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY
                          (A WHOLLY-OWNED SUBSIDIARY OF
                           NAWL HOLDING COMPANY, INC.)

                   Statements of Operations - Statutory Basis
                                   (Unaudited)


                                                           Three Months Ended March 31,
                                                                1997           1996
                                                                ----           ----
Revenues:
 Annuity considerations and deposits                       $320,426,572   $249,185,414
 Net investment income                                        1,344,502      1,478,132
 Commissions and expense allowances on reinsurance ceded      5,662,810      5,852,743
 Experience refund on reinsurance ceded                         414,607        821,735
 Reserve adjustments on reinsurance                         (15,134,972)    (3,929,600)
                                                           ------------   ------------
      Total revenues                                        312,713,519    253,408,424

Expenses:
 Annuity benefits                                           124,998,402     86,700,819
 Increase in reserves                                           407,947        145,854
 Increase in separate account liability                     154,171,446    133,464,396
 Commissions                                                 22,077,955     19,281,917
 General expenses                                             8,287,709      6,325,585
 Interest expense                                             2,446,896      2,195,612
 Recapture fee on reinsurance ceded                           1,836,364      6,123,157
 Reinsurance premium                                          1,071,212        392,810
                                                           ------------   ------------
      Total expenses                                        315,297,931    254,630,150

Loss before realized capital losses                          (2,584,412)    (1,221,726)
Realized capital (gain) losses                               (2,136,679)       104,554
                                                           ------------   ------------
Net loss                                                   $ (4,721,091)  $ (1,117,172)
                                                           ============   ============

                 NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY
                          (A WHOLLY-OWNED SUBSIDIARY OF
                           NAWL HOLDING COMPANY, INC.)

          Statement of Changes in Capital and Deficit - Statutory Basis
                                   (Unaudited)


                                                             Paid-In Capital
                                                 Common       in Excess of     Unassigned    Total Capital
                                Surplus Note      Stock         Par Value        Deficit       and Deficit
                                --------------------------------------------------------------------------
Balances at - January 1, 1996    $20,000,000    $2,600,000    $128,633,000    $(81,679,294)    $69,553,706

Net loss                                                                        (4,721,091)     (4,721,091)
Change in net unrealized
  capital losses                                                                 2,136,679       2,136,679
Change in asset valuation reserve                                                 (251,233)       (251,233)
Increase in non-admitted assets                                                    108,766         108,766
Initial commission allowance on
reinsurance ceded                                                                 (820,000)       (820,000)
                                --------------------------------------------------------------------------
Balances at March 31, 1997       $20,000,000    $2,600,000    $128,633,000    $(85,226,173)    $66,006,827
                                ==========================================================================



                 NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY
                          (A WHOLLY-OWNED SUBSIDIARY OF
                           NAWL HOLDING COMPANY INC.)

                   Statements of Cash Flows - Statutory Basis
                                   (Unaudited)

                                                          For the three months ended March 31,
                                                                1997                1996
                                                                ----                ----

OPERATING ACTIVITIES
Annuity considerations and deposits                         $ 320,426,572      $ 249,185,414
Allowances & reserve adjustments on reinsurance ceded          (9,472,162)         1,923,143
Net investment income                                             283,127            185,066
Experience refund on reinsurance ceded                            414,607            821,735
Surrender benefits and other fund withdrawals paid           (109,924,414)       (77,742,951)
Other benefits paid to policyholders                          (13,284,809)        (9,508,315)
Commissions, other expenses & taxes paid                      (29,783,116)       (26,091,766)
Net transfers to separate account                            (154,831,351)      (141,586,241)
Other operating expenses paid                                  (4,878,738)        (8,711,579)
                                                            -------------      -------------
Net cash used by operating activities                          (1,050,284)       (11,525,494)

INVESTING ACTIVITIES
Proceeds from investments sold, matured or repaid:
 Bonds                                                             52,018          6,964,889
 Stocks                                                              --            5,292,561
 Real estate                                                    2,268,120            961,565
Cost of investments acquired:
 Bonds                                                               --             (552,406)
 Stocks                                                              --           (5,006,983)
 Policy loans                                                    (174,380)              --
                                                            -------------      -------------
Net cash provided by investing activities                       2,145,758          7,659,626
                                                            -------------      -------------

OTHER CASH PROVIDED (APPLIED):
 Borrowed money                                                   635,498         15,845,617
 Other sources                                                  2,101,387          1,422,738
 Other applications                                            (7,853,945)       (11,173,202)
                                                            -------------      -------------

      Net other cash provided (used)                           (5,117,060)         6,095,153
                                                            -------------      -------------
 Net change in cash and short-term investments                 (4,021,586)         2,229,285
 Cash and short-term investments, beginning of period           7,321,515          1,797,230
                                                            -------------      -------------
 Cash and short-term investments, end of period             $   3,299,929      $   4,026,515
                                                            =============      =============


                 NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY

                        NOTES TO THE FINANCIAL STATEMENTS

                                    UNAUDITED

                                    ---------

The accompanying unaudited financial statements of North American Security Life Insurance Company (the "Company"), include all adjustments, consisting of normal recurring accruals, that the Company's management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. The Company believes the disclosures in these financials are adequate to present fairly the information contained herein. These financial statements should be read in conjunction with the audited financial statements contained in the Company's annual report on Form 10-K. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Financial results have been prepared on the basis of statutory accounting practices which until December 31, 1995, were considered by the insurance industry to be in accordance with generally accepted accounting principles
(GAAP) for mutual life insurance companies and their wholly-owned subsidiaries. Commencing January 1, 1996, financial statements prepared on the basis of statutory accounting practices will no longer be considered in accordance with GAAP. Since the Company has yet to complete its conversion to GAAP, the accompanying statements were prepared on the statutory basis of accounting.

Subsequent event
----------------

NASL Financial Services, Inc. ("NASL Financial"), the investment adviser to the North American Funds (the "Fund"), and its parent, North American Security Life Insurance Company, have signed a binding letter of intent with CypressTree Investments, Inc. ("Cypress") pursuant to which it is expected that Cypress will purchase a portion of NASL Financial's business relating to the rendering of investment advisory and distribution services to the Fund. The completion of the transaction is subject to several conditions including (i) the signing of a definitive agreement regarding the sale, (ii) the approval of an advisory agreement between the Fund and CypressTree Asset Management Corporation, Inc. ("CAM"), an affiliate of Cypress, by the Board of Trustees of the Fund and shareholders of each Fund portfolio, (iii) the approval of a subadvisory agreement between CAM and the current subadviser to each Fund portfolio by the Board of Trustees of the Fund and the shareholders of the applicable Fund portfolio and (iv) the requirement that the aggregate net asset value of the Fund at the closing be not less than $750 million. Cypress does not currently intend to recommend any changes to the existing subadvisers to the Fund or any fees or expense limitations applicable to the Fund. The closing for the transaction is expected to occur on or before September 30, 1997. Cypress, located in Boston, Massachusetts. was formed in 1996 to acquire, advise and distribute mutual funds through broker-dealers, banks and other intermediaries. Management believes divestiture of the retail mutual fund business will not have a material effect on the Company's financial condition.

Investments
-----------

The Company has a coinsurance agreement that reinsures 100% of all products fixed investment option. Hence, the general account investments held by the Company support the surplus account and specific state requirements for securities held on account for the benefit of policyholders.

The amortized and estimated fair value of investments in debt securities at March 31, 1997 is as follows:

                                            Gross         Gross
(in thousands)               Amortized    Unrealized    Unrealized    Estimated
                                Cost        Gains         Losses     Fair Value
                             --------------------------------------------------
US Treasury securities
  and obligations of US
  Government agencies         $ 6,907       $68            $ 40        $ 6,935
Corporate debt securities       6,001         1              86          5,916
Mortgage-backed securities        871        19               4            886
                              -------       ---            ----        -------
      Totals                  $13,779       $88            $130        $13,737
                              =======       ===            ====        =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

Net loss was $4.7 million in the first quarter of 1997 compared to a loss of $1.1 million in the first quarter of 1996. Included in the current years net loss is $2.1 million of realized capital losses on the disposition of real estate. The Company had previously reflected this loss as an unrealized loss directly against surplus, hence current realization had no effect on surplus. Total annuity deposits increased from $249.2 million to $320.4 million, a 28.6% increase primarily as a result of the Company's Strategic change in its separate account investment platform. The loss for the first quarter was attributable to the favorable increase in annuity deposits as there is an initial strain of writing new business, on a statutory basis, which initially exceeds the profits that emerge from the inforce. This is do to the conservative nature of statutory accounting.

Financial Condition
-------------------

Total assets increased from $6,517.8 million at December 31, 1996 to $6,678.6 million at March 31, 1997 an increase of $160.8 million. Separate account assets of $6,626.1 million represent 99.2% of total assets as the Company continued to focus on its variable option insurance products.

Total capital and deficit declined from $69.6 million at December 31, 1996 to $66.0 million at March 31, 1997, a reduction of $3.6 million principally the result of the net loss from operations.

Since 100% of the variable option annuity deposits are invested in the separate account the Company must finance acquisition costs through internally generated cashflows or external borrowing. For the three months ended March 31, 1997 internal cashflows were sufficient to finance the cost of writing new business, hence the Company's debt remained unchanged from December 31, 1996.

ITEM 1 - LEGAL PROCEEDINGS

      No reportable events

ITEM 2 - CHANGES IN SECURITIES

      (a) and (b) No reportable events

      (c)

The Company currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). NASL Financial Services, Inc., a wholly owned subsidiary of the Company is the principal underwriter of the contracts and Wood Logan Associates, Inc., an affiliate of the Company, is the promotional agent. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the subaccounts in which the contract is invested. As of March 31, 1997, the total variable assets in the Venture Group Annuity was $53,977,365.

ITEMS 3 - DEFAULTS UPON SENIOR SECURITIES

      No reportable events

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An action by unanimous consent of the sole stockholder of the Company, NAWL Holding Company, Inc. with regard to elect and appoint John D. DesPrez III, Peter S. Hutchinson and John D. Richardson as the Board of Directors of the Company was approved on March 27, 1997.

ITEM 5 - OTHER INFORMATION

      No reportable events

ITEM 6A - EXHIBITS

(3) Exhibits (the Registrant is also referred to as the "Company")

Exhibit No.                     Description
-----------                     -----------
1(a)                            Underwriting Agreement between the Company
                                and NASL Financial Services, Inc.
                                (Underwriter) - 1/
1(b)                            Promotional Agent Agreement between NASL
                                Financial Services, Inc. (Underwriter), the
                                Company and Wood Logan Associates, Inc.
                                (Promotional Agent) - 2/
2                               Not Applicable
3(i)                            Article of Incorporation of the Company - 3/
3(ii)                           By-Laws of the Company - 4/
4(i)                            Form of  Individual Single Payment Deferred
                                Fixed Annuity Non-Participating Contract
                                - 10/
4(ii)                           Form of Group Single Payment Deferred Fixed
                                Annuity Non-Participating Contract - 10/

4(iii)                          Individual  Retirement Annuity
                                Endorsement - 10/
4(iv)                           ERISA Tax-Sheltered Annuity
                                Endorsement - 10/
4(v)                            Tax-Sheltered Annuity Endorsement - 10/
4(vi)                           Section 401 Plans Endorsement - 10/
5                               Opinion and Consent of
                                James D. Gallagher, Esq. - 11/
6                               Not Applicable
7                               Not Applicable
8                               Not Applicable
9                               Not Applicable
10(i)                           Form of broker-dealer agreement between
                                the Company, NASL Financial Services,
                                Inc. (underwriter), Wood Logan
                                Associates, Inc. (Promotional Agent) and
                                broker-dealers - 5/
(10)(ii)                        Reinsurance and Guaranteed Death
                                Benefits Agreement between NASL and
                                Connecticut General Life Insurance
                                Company - 8/
(10)(iii)                       Reinsurance Agreement between NASL and
                                PaineWebber Life Insurance Company - 9/
(10)(iv)                        Coinsurance Agreement between NASL and
                                Peoples Security Life Insurance Company
                                - 12/
(10)(v)                         Reinsurance and Accounts Receivable
                                Agreements between NASL and ITT Lyndon
                                Life - 12/
(10)(vi)                        Automatic Modified-Coinsurance
                                Reinsurance Agreement between NASL and
                                Transamerica Occidental Life Insurance
                                Company - 12/
(10)(vii)                       Automatic Yearly Renewable Term
                                Reinsurance Agreement between NASL and
                                Transamerica Occidental Life Insurance
                                Company - 12/
(10)(viii)                      Amendment No. 1 to the Variable Annuity
                                Guaranteed Death Benefit Reinsurance
                                Agreement between NASL and Connecticut
                                General Life Insurance Company - 12/
11                              Not Applicable
12                              Not Applicable
13                              Not Applicable
14                              Not Applicable
15                              Not Applicable
16                              Not Applicable
17                              Not Applicable
18                              Not Applicable
19                              Not Applicable
20                              Not Applicable
21                              The Company has the following wholly
                                owned subsidiaries: NASL Financial
                                Services, Inc. and First North American
                                Life Assurance Company
22                              Not Applicable
23(i)                           Consent of Coopers & Lybrand L.L.P.-
                                Not Applicable
23(ii)                          Consent of Ernst & Young LLP - Not Applicable
24 (i)                          Power of Attorney (Principal Financial and
                                Accounting Officer of the Company) - 13/
24(ii)                          Power of Attorney (Directors of the
                                Company) - 13/

25                                   Not Applicable
26                                   Not Applicable
27                                   Financial Data Schedule - 14/
28                                   Not Applicable


1/ Incorporated by reference to Exhibit (A)(3)(a) to Form S-6, file number 2-93435, filed September 24, 1984 on behalf of the NASL Variable Account of the Company

2/ Incorporated by reference to Exhibit 3(ii) to Form N-4, file number 33-28455, filed February 15, 1991 on behalf of the NASL Variable Account of the Company

3/ Incorporated by reference to Exhibit (A)(6) to Form S-6, file number 2-93435, filed September 24, 1984 on behalf of the NASL Variable Account of the Company

4/ Incorporated by reference to Exhibit (b)(6)(ii) to Form N-4, file number 33-9960, filed November 4, 1986 on behalf of the NASL Variable Account of the Company

5/ Incorporated by reference to Exhibit (b)(3)(iii) to pre-effective amendment no. 1 to Form N-4, file number 33-9960, filed February 2, 1987 on behalf of the NASL Variable Account of the Company

6/    not applicable

7/    not applicable

8/ Incorporated by reference to Exhibit (b)(7)(i) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

9/ Incorporated by reference to Exhibit (b)(7)(iii) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

10/ Incorporated by reference to Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

11/ Incorporated by reference to Exhibit 5 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

12/ Incorporated by reference to Exhibits (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

13/ Incorporated by reference to Exhibit 24(i) to Form 10-K file number 33-6011, of the Company filed May 5, 1997

14/   Filed herewith


ITEM 6B - REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY
(Registrant)



By: /s/ Richard C. Hirtle
    -----------------------------------------------------------------------
    Richard C. Hirtle, Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)


Date: May 13, 1997

                                  EXHIBIT INDEX

Exhibit No.                   Description
-----------                   -----------


27                      Financial Data Schedule