Form 10-Q
period 1997-06-30
NORTH AMERICAN SECURITY LIFE INSURANCE CO
filed 1997-08-14
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                           X  Yes                         No
                          ---                         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of July 15, 1997 was 2,600.

                 NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY

                          Quarterly Report on Form 10-Q
                       For the period ended June 30, 1997

                                Table of Contents
-------------------------------------------------------------------------


                                                                            Page
                                                                            ----
Part I       Financial Information                                            3

Item 1.      Financial Statements                                             3

             Balance Sheets as of June 30, 1997 and December 31, 1996         3

             Statements of Operations for the three and six month
                  period ended June 30, 1997 and 1996                         4

             Statement of Changes in Capital and Deficit for the six
                  months ended June 30, 1997                                  5

             Statements of Cash Flows for the six months ended
                  June 30, 1997 and 1996                                      6

             Notes to Financial Statements                                    7

Item 2.      Management Discussion and Analysis of Results of
                  Operations and Financial Condition                          9

Part II      Other Information                                               10

Item 1       Legal Proceedings                                               10

Item 2       Change in Securities                                            10

Item 3       Default upon Senior Securities                                  10

Item 4       Submission of matters to a vote of Security Holders             10

Item 5       Other Information                                               10

Item 6A      Exhibits                                                        10

Item 6B      Reports on Form 8-K                                             12

                 NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY
                          (A WHOLLY-OWNED SUBSIDIARY OF
                           NAWL HOLDING COMPANY, INC.)

                                          Balance Sheets - Statutory Basis

                                                                                June 30, 1997         December 31, 1996
                                                                                --------------        -----------------
ASSETS                                                                           (unaudited)
Investments
   Bonds                                                                        $   14,031,089          $   13,848,316
   Real estate                                                                               0               2,268,120
   Common stock                                                                     32,387,193              30,305,498
   Policy loans                                                                      1,226,284                 454,026
   Cash and short-term investments                                                   9,030,464               7,321,515
                                                                                --------------          --------------
         Total investments                                                          56,675,030              54,197,475
   Accrued investment income                                                           286,392                 278,106
   Other assets                                                                      3,663,635               4,008,003
   Separate account assets                                                       7,695,485,959           6,459,289,860
                                                                                --------------          --------------
         Total assets                                                            7,756,111,016           6,517,773,444
                                                                                ==============          ==============

LIABILITIES
   Aggregate reserves                                                                4,806,099               3,674,617
   Transfers from separate account, net                                           (202,899,079)           (188,238,440)
   Borrowed money                                                                  163,879,309             138,200,680
   Accrued interest on surplus note                                                  2,391,232               1,591,232
   Payable to parent                                                                         0                 405,711
   Funds held account from reinsurers                                                6,000,000               6,000,000
   Asset valuation reserve                                                           2,679,874               2,089,490
   Bank overdraft                                                                            0               7,598,444
   Amounts payable on reinsurance ceded                                              2,209,348               8,122,060
   Other liabilities                                                                10,837,656               9,486,084
   Separate account liabilities                                                  7,695,485,959           6,459,289,860
                                                                                --------------          --------------
         Total liabilities                                                       7,685,390,398           6,448,219,738
                                                                                ==============          ==============
Capital and deficit
   Surplus note payable to parent                                                   20,000,000              20,000,000
   Common stock (shares authorized: 3,000; issued and outstanding
     2,600; par value $1,000)                                                        2,600,000               2,600,000
   Paid-in capital excess of par value                                             128,633,000             128,633,000
   Unassigned deficit                                                              (80,512,382)            (81,679,294)
                                                                                --------------          --------------
         Total capital and deficit                                                  70,720,618              69,553,706
                                                                                --------------          --------------
         Total liabilities, capital and deficit                                 $7,756,111,016          $6,517,773,444
                                                                                ==============          ==============

                 NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY
                          (A WHOLLY-OWNED SUBSIDIARY OF
                           NAWL HOLDING COMPANY, INC.)

                                     Statements of Operations - Statutory Basis
                                                    (Unaudited)


                                                              Year to date                       April 1 - June 30,
                                                       6/30/97            6/30/96             1997                1996
                                                    ------------       ------------       ------------       ------------
Revenues:
   Annuity considerations and deposits              $724,898,896       $543,077,280       $404,472,324       $293,891,866
   Net investment income                               2,949,912          2,345,499          1,605,410            867,367
   Commissions and expense allowances on              12,898,845         12,022,196          7,236,035          6,169,453
   reinsurance ceded
   Reinsurance experience refund                       1,279,302          2,004,049            864,695          1,182,314
   Reserve adjustments on reinsurance                (26,681,632)        (5,063,327)       (11,546,660)        (1,133,727)
                                                    ------------       ------------       ------------       ------------
         Total revenues                              715,345,323        554,385,697        402,631,804        300,977,273
Expenses:
   Annuity benefits                                  244,227,711        179,055,221        119,229,309         92,354,402
   Increase in reserves                                1,131,481            303,178            723,534            157,324
   Increase in separate account liability            389,773,577        310,296,689        235,602,131        176,832,293
   Commissions                                        49,694,796         42,921,334         27,616,841         23,639,417
   General expenses                                   16,626,499         12,364,932          8,338,790          6,039,347
   Interest expense                                    4,860,563          4,661,721          2,413,667          2,466,109
   Recapture fee on reinsurance ceded                  3,990,086          8,544,363          2,153,722          2,421,206
   Reinsurance premium                                 1,590,900          1,126,584            519,688            733,774
                                                    ------------       ------------       ------------       ------------
         Total expenses                              711,895,613        559,274,022        396,597,682        304,643,872

Gain(loss) before realized capital losses
   and tax provision                                   3,449,710         (4,888,325)         6,034,122         (3,666,599)
Realized capital (loss)                               (2,137,449)        (2,136,679)              (770)        (1,849,442)
                                                    ------------       ------------       ------------       ------------
Gain(loss) before tax provision                        1,312,261         (7,025,004)         6,033,352         (1,849,442)
Tax provision                                            142,414                  0            142,414                  0
                                                    ------------       ------------       ------------       ------------
Net gain(loss)                                      $  1,169,847       $ (7,025,004)      $  5,890,938       $ (5,516,041)
                                                    ============       ============       ============       ============

                 NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY
                          (A WHOLLY-OWNED SUBSIDIARY OF
                           NAWL HOLDING COMPANY, INC.)





                           Statement of Changes in Capital and Deficit - Statutory Basis
                                                    (Unaudited)

                                                                           Paid-In Capital in
                                          Surplus Note       Common           Excess of Par       Unassigned      Total Capital
                                                              Stock               Value             Deficit        and Deficit
-------------------------------------------------------------------------------------------------------------------------------

Balances at January 1, 1997               $20,000,000      $2,600,000         $128,633,000       $(81,679,294)     $69,553,706
Net loss                                                                                            1,169,847        1,169,847
Change in net unrealized capital                                                                    2,136,683        2,136,683
    losses
Change in asset valuation reserve                                                                    (590,384)        (590,384)
Increase in non-admitted assets                                                                        90,766           90,766
Initial commission allowance on
    reinsurance ceded                                                                              (1,640,000)      (1,640,000)
                                          ------------------------------------------------------------------------------------
Balances at June 30, 1997                 $20,000,000      $2,600,000         $128,633,000       $(80,512,382)     $70,720,618
                                          ====================================================================================


                 NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY
                          (A WHOLLY-OWNED SUBSIDIARY OF
                           NAWL HOLDING COMPANY, INC.)

                                     Statements of Cash Flows - Statutory Basis
                                                    (Unaudited)


                                                                                    For the six months ended June 30,
                                                                                     1997                      1996
                                                                                -------------              -------------
OPERATING ACTIVITIES
Annuity considerations and deposits                                             $ 724,898,896              $ 543,077,280
Allowances & reserve adjustments on reinsurance ceded                             (13,782,787)                 6,958,869
Net investment income                                                                 895,865                    655,841
Experience refund on reinsurance ceded                                              1,279,302                          -
Surrender benefits and other fund withdrawals paid                               (215,445,991)              (161,356,722)
Other benefits paid to policyholders                                              (28,355,130)               (18,715,936)
Commissions, other expenses & taxes paid                                          (66,791,533)               (54,948,360)
Net transfers to separate account                                                (404,144,157)              (323,517,613)
Other operating expenses paid                                                     (10,731,610)               (14,332,662)
                                                                                -------------              -------------
Net cash used by operating activities                                             (12,177,145)               (22,179,303)

INVESTING ACTIVITIES
Proceeds from investments sold, matured or repaid:
         Bonds                                                                      3,538,536                  8,691,439
         Stocks                                                                     5,292,561
         Real estate                                                                2,268,120                    961,565
Cost of investments acquired:
         Bonds                                                                     (3,758,006)                  (600,558)
         Stocks                                                                   (18,306,983)
         Policy loans                                                                (772,258)                   (13,001)
                                                                                -------------              -------------

Net cash provided by investing activities                                           1,276,392                 (3,974,977)
                                                                                -------------              -------------

OTHER CASH PROVIDED (APPLIED):
         Capital and surplus paid-in                                                        -                 15,000,000
         Borrowed money                                                            25,635,948                 22,322,778
         Other sources                                                              4,529,688                  1,751,008
         Other applications                                                       (17,555,934)               (13,279,319)
                                                                                -------------              -------------
Net other cash provided (used)                                                     12,609,702                 25,794,467
                                                                                -------------              -------------

Net change in cash and short-term investments                                       1,708,949                   (359,813)

Cash and short-term investments, beginning of period                                7,321,515                  1,797,230
                                                                                -------------              -------------

Cash and short-term investments, end of period                                  $   9,030,464              $   1,437,417
                                                                                =============              =============

                 NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY

                        NOTES TO THE FINANCIAL STATEMENTS

                                    UNAUDITED

                                    ---------

The accompanying unaudited financial statements of North American Security Life Insurance Company (the "Company"), include all adjustments, consisting of normal recurring accruals, that the Company's management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. The Company believes the disclosures in these financials are adequate to present fairly the information contained herein. These financial statements should be read in conjunction with the audited financial statements contained in the Company's annual report on Form 10-K. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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


NASL Financial Services, Inc. ("NASL Financial"), the investment adviser to the North American Funds (the "Fund"), and its parent, North American Security Life Insurance Company, have signed a binding letter of intent with CypressTree Investments, Inc. ("Cypress") pursuant to which it is expected that Cypress will purchase a portion of NASL Financial's business relating to the rendering of investment advisory and distribution services to the Fund. The completion of the transaction is subject to several conditions, including (i) the signing of a definitive agreement regarding the sale, (ii) the approval of an advisory agreement between the Fund and CypressTree Asset Management Corporation, Inc. ("CAM"), an affiliate of Cypress, by the Board of Trustees of the Fund and shareholders of each Fund portfolio, (iii) the approval of a subadvisory agreement between CAM and the current subadviser to each Fund portfolio by the Board of Trustees of the Fund and the shareholders of the applicable Fund portfolio and (iv) the requirement that the aggregate net asset value of the Fund at the closing be not less than $750 million. During the second quarter of 1997, a definitive agreement was signed and the Board of Trustees approved the advisory agreement and each of the subadvisory agreements. A shareholders meeting is scheduled for September 24, 1997 at which meeting the shareholders will vote on proposals to approve the advisory agreement and the subadvisory agreements. Cypress does not currently intend to recommend any changes to the existing subadvisers to the Fund or any fees or expense limitations applicable to the Fund. The closing for the transaction is expected to occur on or before September 30, 1997. Cypress, located in Boston, Massachusetts. was formed in 1996 to acquire, advise and distribute mutual funds through broker-dealers, banks and other intermediaries. Management believes divestiture of the retail mutual fund business will not have a material effect on the Company's financial condition.

Investments
-----------

The Company has a coinsurance agreement that reinsures 100% of all products fixed investment option. Hence, the general account investments held by the Company support the surplus account and specific state requirements for securities held on account for the benefit of policyholders.

The amortized and estimated fair value of investments in debt securities at June 30, 1997 is as follows:

                                                      Gross          Gross
(in thousands)                      Amortized      Unrealized     Unrealized     Estimated
                                      Cost            Gains          Losses      Fair Value
                                    -------------------------------------------------------
US Treasury securities and
   obligations of US
Government agencies                  $ 7,288           $134           $ 26         $7,396
Corporate debt securities              6,303              0             22          6,281
Mortgage-backed securities               440             20              0            460
                                     -------           ----           ----        -------
         Totals                      $14,031           $154            $48        $14,137
                                     =======           ====           ====        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

Net gain was $5.9 million in the second quarter of 1997 compared to a loss of $5.5 million in the second quarter of 1996. Included in the prior years net loss was $1.8 million of realized capital losses on the disposition of real estate. For the six months ended June 30, 1997 net income was $1.2 million versus a loss of $7.0 million in 1996. Included in year to date results for 1997 and 1996 was $2.1 million of realized capital losses. Strong market performance in 1997 has generated favorable asset based fee income. Total annuity deposits, in the second quarter increased from $293.9 million to $404.5 million, a 37.6% increase primarily as a result of the Company's Strategic change in its separate account investment platform. The strong market performance and favorable annuity deposits have resulted in higher asset based fees which have offset the negative strain of writing new business.

Financial Condition
-------------------

Total assets increased from $6,517.8 million at December 31, 1996 to $7,756.1 million at June 30, 1997 an increase of $1.2 billion. Separate account assets of $7,695.5 million represent 99.2% of total assets as the Company continues to focus on its variable option insurance products.

Total capital and deficit increased from $69.6 million at December 31, 1996 to $70.7 million at June 30, 1997, an increase of $1.1 million principally the result of the net income from operations.

Since 100% of the variable option annuity deposits are invested in the separate account the Company must finance acquisition costs through internally generated cashflows or external borrowing. Due to the favorable annuity deposits during the second quarter of 1997 internal cashflows were not sufficient to finance the cost of writing new business, hence the Company borrowed an additional $25 million from its parent.

ITEM 1 - LEGAL PROCEEDINGS

         No reportable events

ITEM 2 - CHANGES IN SECURITIES

         (a) and (b) No reportable events

         (c)

The Company currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). NASL Financial Services, Inc., a wholly owned subsidiary of the Company is the principal underwriter of the contracts and Wood Logan Associates, Inc., an affiliate of the Company, is the promotional agent. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the subaccounts in which the contract is invested. As of June 30, 1997, the total variable assets in the Venture Group Annuity was $70,301,415.

ITEMS 3 - DEFAULTS UPON SENIOR SECURITIES

         No reportable events

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An action by written consent of the sole stockholder of the Company, NAWL Holding Co., Inc., with regard to changing the Company name from North American Security Life Insurance Company to The Manufacturers Life Insurance Company of North America was approved on March 27, 1997.

ITEM 5 - OTHER INFORMATION

         No reportable events

ITEM 6A - EXHIBITS

(3) Exhibits (the Registrant is also referred to as the "Company")

Exhibit No.                         Description
-----------                         -----------
1(a)                                Underwriting Agreement between the Company
                                    and NASL Financial Services, Inc.
                                    (Underwriter)1/
1(b)                                Promotional Agent Agreement between NASL
                                    Financial Services, Inc. (Underwriter), the
                                    Company and Wood Logan Associates, Inc.
                                    (Promotional Agent) 2/
2                                   None
3(i)                                Article of Incorporation of the Company 3/
3(ii)                               By-Laws of the Company 4/
4(i)                                Form of Individual Single Payment Deferred
                                    Fixed Annuity Non-Participating Contract -
                                    10/
4(ii)                               Form of Group Single Payment Deferred Fixed
                                    Annuity Non-Participating Contract - 10/

4(iii)                              Individual Retirement Annuity Endorsement -
                                    10/
4(iv)                               ERISA Tax-Sheltered Annuity Endorsement -
                                    10/
4(v)                                Tax-Sheltered Annuity Endorsement - 10/
4(vi)                               Section 401 Plans Endorsement - 10/
5                                   Opinion and Consent of James D. Gallagher,
                                    Esq. - 11/
6                                   Not Applicable
7                                   Not Applicable
8                                   Not Applicable
9                                   Not Applicable
10(i)                               - Form of broker-dealer agreement between
                                      the Company, NASL Financial Services, Inc.
                                      (underwriter), Wood Logan Associates, Inc.
                                      (Promotional Agent) and broker-dealers 5/
(10)(ii)                            - Reinsurance and Guaranteed Death Benefits
                                      Agreement between NASL and Connecticut
                                      General Life Insurance Company 8/
(10)(iii)                           - Reinsurance Agreement between NASL and
                                      PaineWebber Life Insurance Company 9/
(10)(iv)                            - Coinsurance Agreement between NASL and
                                      Peoples Security Life Insurance Company -
                                      12/
(10)(v)                             - Reinsurance and Accounts Receivable
                                      Agreements between NASL and ITT Lyndon
                                      Life - 12/
(10)(vi)                            - Automatic Modified -Coinsurance
                                      Reinsurance Agreement between NASL and
                                      Transamerica Occidental Life Insurance
                                      Company - 12/
(10)(vii)                           - Automatic Yearly Renewable Term
                                      Reinsurance Agreement between NASL and
                                      Transamerica Occidental Life Insurance
                                      Company - 12/
(10)(viii)                          - Amendment No. 1 to the Variable Annuity
                                      Guaranteed Death Benefit Reinsurance
                                      Agreement between NASL and Connecticut
                                      General Life Insurance Company -12/
11                                  None
12                                  Not Applicable
13                                  Not Applicable
14                                  Not Applicable
15                                  None
16                                  Not Applicable
17                                  Not Applicable
18                                  None
19                                  None
20                                  Not Applicable
21                                  The Company has the following wholly owned
                                    subsidiaries: NASL Financial Services, Inc.
                                    and First North American Life Assurance
                                    Company
22                                  None
23(i)                               Consent of Coopers & Lybrand L.L.P.- Not
                                    Applicable
23(ii)                              Consent of Ernst & Young - Not Applicable
24 (i)                              Power of Attorney (Principal Financial and
                                    Accounting Officer of the Company) 13/
24(ii)                              Power of Attorney (Directors of the Company)
                                    13/

25                                  Not Applicable
26                                  Not Applicable
27                                  Financial Data Schedule - filed herewith
28                                  Not Applicable


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

7/ not applicable

8/ Incorporated by reference to Exhibit (b)(7)(i) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

9/ Incorporated by reference to Exhibit (b)(7)(iii) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

10/ Incorporated by reference to Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

11/ Incorporated by reference to Exhibit 5 to to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

12/ Incorporated by reference to Exhibits (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

13/ Incorporated by reference to Exhibit 24(i) to Form 10-K file number 33-6011, of the Company filed May 5, 1997


ITEM 6B - REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY
(Registrant)



By: /s/ Richard C. Hirtle
    -----------------------------------------------------------------
    Richard C. Hirtle, Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 14, 1997

                                  EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

27                                Financial data schedule for quarter ended
                                  June 30, 1997