Form 10-Q
period 1997-09-30
MANUFACTURERS LIFE INSURANCE CO OF NORTH AMERICA
filed 1997-11-14
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                              ---------------------

              Securities and Exchange Commission File No. 812-06037

       THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA, FORMERLY
                 NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

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

                              ---------------------

Indicate by check market whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        X  Yes                             No
                       ---                             ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of November 1, 1997 was 2,600.



                                   NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY


                                         Quarterly Report on Form 10-Q
                                     For the period ended September 30, 1997

                                                Table of Contents
------------------------------------------------------------------------------------------------------------------------

                                                                                                                              Page
                                                                                                                              ----

Part I       Financial Information

Item 1.      Financial Statements

             Balance Sheets as of September 30, 1997 and December 31, 1996                                                     3

             Statements of Operations for the three and nine month period ended September 30, 1997 and 1996                    4

             Statement of Changes in Capital and Deficit for the nine months ended September 30, 1997                          5

             Statements of Cash Flows for the nine months ended September 30, 1997 and 1996                                    6

             Notes to Financial Statements                                                                                     7

Item 2.      Management Discussion and Analysis of Results of Operations and Financial Condition                               8

Part II      Other Information

Item 1       Legal Proceedings                                                                                                 9

Item 2       Change in Securities                                                                                              9

Item 3       Default upon Senior Securities                                                                                    9

Item 4       Submission of matters to a vote of Security Holders                                                               9

Item 5       Other Information                                                                                                 9

Item 6A      Exhibits                                                                                                          9

Item 6B                                                                                                                       11




                                     NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY
                                             (A WHOLLY-OWNED SUBSIDIARY OF
                                              NAWL HOLDING COMPANY, INC.)

                                            Balance Sheets - Statutory Basis


                                                                           SEPTEMBER 30, 1997             DECEMBER 31, 1996
                                                                           ------------------             -----------------
ASSETS                                                                         (unaudited)
Investments
   Bonds                                                                      $   13,336,716                $   13,848,316
   Real estate                                                                             0                     2,268,120
   Common stock                                                                   34,550,965                    30,305,498
   Policy loans                                                                    2,445,283                       454,026
   Cash and short-term investments                                                 6,222,528                     7,321,515
                                                                              --------------                --------------
         Total investments                                                        56,555,492                    54,197,475
   Accrued investment income                                                         311,870                       278,106
   Other assets                                                                    6,063,726                     4,008,003
   Separate account assets                                                     8,555,032,361                 6,459,289,860
                                                                              --------------                --------------
         Total assets                                                          8,617,963,449                 6,517,773,444
                                                                              ==============                ==============

LIABILITIES
   Aggregate reserves                                                              5,675,123                     3,674,617
   Transfers from separate account, net                                         (216,496,404)                 (188,238,440)
   Borrowed money                                                                163,911,732                   138,200,680
   Accrued interest on surplus note                                                2,791,232                     1,591,232
   Payable to parent                                                               2,544,719                       405,711
   Funds held account from reinsurers                                              6,000,000                     6,000,000
   Asset valuation reserve                                                         3,273,640                     2,089,490
   Bank overdraft                                                                          0                     7,598,444
   Amounts payable on reinsurance ceded                                            7,429,419                     8,122,060
   Other liabilities                                                              16,957,590                     9,486,084
   Separate account liabilities                                                8,555,032,361                 6,459,289,860
                                                                              --------------                --------------
         Total liabilities                                                     8,547,119,412                 6,448,219,738
Capital and deficit
   Surplus note payable to parent                                                 20,000,000                    20,000,000
   Common stock (shares authorized: 3,000; issued and outstanding
     2,600; par value $1,000)                                                      2,600,000                     2,600,000
   Paid-in capital excess of par value                                           128,633,000                   128,633,000
   Unassigned deficit                                                            (80,388,963)                  (81,679,294)
                                                                              --------------                --------------
         Total capital and deficit                                                70,844,037                    69,553,706
                                                                              --------------                --------------
         Total liabilities, capital and deficit                               $8,617,963,449                $6,517,773,444
                                                                              ==============                ==============


                                     NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY
                                             (A WHOLLY-OWNED SUBSIDIARY OF
                                              NAWL HOLDING COMPANY, INC.)

                                       Statements of Operations - Statutory Basis
                                                      (Unaudited)



                                                                 Year to date                         July 1 - September 30,
                                                         9/30/97               9/30/96               1997                 1996
                                                     --------------         ------------         ------------         ------------
Revenues:
   Annuity considerations and deposits               $1,203,870,215         $790,323,073         $478,971,319         $247,245,793
   Net investment income                                  4,069,336            4,040,557            1,119,424            1,695,058
   Commissions and expense allowances on
        reinsurance ceded                                22,006,554           19,404,716            9,107,709            7,382,520
   Reinsurance experience refund                          2,559,557            4,090,435            1,280,255            2,086,386
   Reserve adjustments on reinsurance                   (28,613,741)          (3,639,740)          (1,932,109)           1,423,587
                                                     --------------         ------------         ------------         ------------
         Total revenues                               1,203,891,921          814,219,041          488,546,598          259,833,344
Expenses:
   Annuity benefits                                     373,710,145          269,335,442          129,482,434           90,280,221
   Increase in reserves                                   2,000,505            1,308,005              869,024            1,004,827
   Increase in separate account liability               696,172,475          442,349,806          306,398,898          132,053,117
   Commissions                                           84,792,190           63,989,714           35,097,394           21,068,380
   General expenses                                      25,605,374           19,019,116            8,978,879            6,654,184
   Interest expense                                       7,682,160            7,375,652            2,821,597            2,713,931
   Recapture fee on reinsurance ceded                     4,424,591            9,837,022            1,221,182            1,292,659
   Reinsurance expense                                    3,969,940            1,884,204            1,592,363              757,620
                                                     --------------         ------------         ------------         ------------
         Total expenses                               1,198,357,380          815,098,961          486,461,771          255,824,939

Gain(loss) before realized capital losses
   and tax provision                                      5,534,541             (879,920)           2,084,827            4,008,405
Realized capital (loss)                                  (2,138,171)             (60,090)                (722)           (220,794)
Tax provision                                               225,841                    0               83,427                   0
                                                     --------------         ------------         ------------         ------------
Net gain(loss)                                       $    3,170,529         $   (940,010)        $  2,000,678         $  3,787,611
                                                     ==============         ============         ============         ============


                                         NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY
                                             (A WHOLLY-OWNED SUBSIDIARY OF
                                              NAWL HOLDING COMPANY, INC.)

                             Statement of Changes in Capital and Deficit - Statutory Basis
                                                      (Unaudited)

                                                                                Paid-In Capital in
                                                                  Common            Excess of Par      Unassigned      Total Capital
                                               Surplus Note        Stock               Value             Deficit        and Deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1997                    $20,000,000      $2,600,000         $128,633,000      $(81,679,294)      $69,553,706
Net income                                                                                              3,170,529         3,170,529
Change in net unrealized capital
    losses                                                                                              2,136,679         2,136,679
Change in asset valuation reserve                                                                      (1,184,150)       (1,184,150)
Increase in non-admitted assets                                                                          (372,727)         (372,727)
Initial commission allowance on
    reinsurance ceded                                                                                  (2,460,000)       (2,460,000)
                                           =========================================================================================
Balances at September 30, 1997                 $20,000,000      $2,600,000         $128,633,000      $(80,388,963)      $70,844,037
                                           =========================================================================================



                                     NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY
                                             (A WHOLLY-OWNED SUBSIDIARY OF
                                              NAWL HOLDING COMPANY, INC.)

                                       Statements of Cash Flows - Statutory Basis
                                                      (Unaudited)



                                                                                  For the nine months ended September 30,

                                                                                       1997                      1996
                                                                                       ----                      ----
OPERATING ACTIVITIES:
Annuity considerations and deposits                                                $1,203,870,215             $ 790,323,073
Allowances & reserve adjustments on reinsurance ceded                                  (6,607,187)               15,764,976
Net investment income                                                                    (154,213)                1,961,956
Experience refund on reinsurance ceded                                                  2,559,557                 4,090,435
Surrender benefits and other fund withdrawals paid                                   (332,955,913)             (243,528,997)
Other benefits paid to policyholders                                                  (38,832,816)              (25,224,816)
Commissions, other expenses & taxes paid                                             (107,309,295)              (81,605,337)
Net transfers to separate account                                                    (724,430,439)             (466,944,708)
Other operating expenses paid                                                         (16,076,691)              (19,096,878)
                                                                                   --------------             -------------
Net cash used by operating activities                                                 (19,936,782)              (24,260,296)

INVESTING ACTIVITIES:
Proceeds from investments sold, matured or repaid:
         Bonds                                                                          6,867,165                 9,472,186
         Stocks                                                                         2,268,120                 7,337,530
         Real estate                                                                       -                      1,205,461
Cost of investments acquired:
         Bonds                                                                         (6,412,736)               (1,170,741)
         Stocks                                                                            -                    (19,328,665)
         Policy loans                                                                  (1,991,257)                 (158,926)
                                                                                   --------------             -------------

Net cash provided by investing activities                                                 731,292                (2,643,155)
                                                                                   --------------             -------------

OTHER CASH PROVIDED (APPLIED):
         Capital and surplus paid-in                                                       -                     15,000,000
         Borrowed money                                                                25,635,948                36,160,095
         Other sources                                                                  5,994,902                 1,506,237
         Other applications                                                           (13,524,347)              (13,423,596)
                                                                                   --------------             -------------
Net other cash provided (used)                                                         18,106,503                39,242,736
                                                                                   --------------             -------------

Net change in cash and short-term investments                                          (1,098,987)               12,339,285

Cash and short-term investments, beginning of period                                    7,321,515                 1,797,230
                                                                                   --------------             -------------

Cash and short-term investments, end of period                                     $    6,222,528             $  14,136,515
                                                                                   ==============             =============

                 NORTH AMERICAN SECURITY LIFE INSURANCE COMPANY

                        NOTES TO THE FINANCIAL STATEMENTS

                                    UNAUDITED

The accompanying unaudited financial statements of North American Security Life Insurance Company (the "Company"), include all adjustments, consisting of normal recurring accruals, that the Company's management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. The Company believes the disclosures in these financial statements are adequate to present fairly the information contained herein. These financial statements should be read in conjunction with the audited financial statements contained in the Company's annual report on Form 10-K. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

SUBSEQUENT EVENTS

Effective October 1, 1997, the Company and the Company's subsidiary, First North American Life Assurance Company, (FNAL) names were changed to more clearly indicate that these companies are affiliated with The Manufacturers Life Insurance Company ("Manulife Financial") and do not reflect any change in control of the entities. The Company became The Manufacturers Life Insurance Company of North America ("MNA") and FNAL became The Manufacturers Life Insurance Company of New York ("MNY").

On September 30, 1997, the Company's subsidiary, NASL Financial Services, Inc. ("NASL FS"), a Massachusetts corporation, was reconstituted as a Delaware limited liability company. Likewise the name was changed to the Manufacturers Securities Services, LLC ("MSS").

On October 1, 1997, MNA and MSS, completed the sale of the investment advisory and future revenue stream of its mutual fund business, the North American Funds. MSS received $16.4 million in consideration and will report a pre-tax gain of approximately $7 - $9 million in the fourth quarter of 1997.

INVESTMENTS

The Company has a coinsurance agreement that reinsures 100% of all products fixed investment options. Hence, the general account investments held by the Company support the surplus account and specific state requirements for securities held on account for the benefit of policyholders.

The amortized and estimated fair value of investments in debt securities at September 30, 1997 is as follows:

                                                            Gross           Gross
(in thousands)                          Amortized        Unrealized      Unrealized      Estimated
                                           Cost             Gains          Losses        Fair Value
                                        ---------        ----------      ----------      -----------
US Treasury securities and
   obligations of US
Government agencies                      $ 6,971            $215             $14           $ 7,172
Corporate debt securities                  6,173              24               7             6,190
Mortgage-backed securities                   193              13               0               206
                                         -------            ----             ---           -------
         Totals                          $13,337            $252             $21           $13,568
                                         =======            ====             ===           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The Company's net income for the nine months ended September 30, 1997 was $3.2 million versus a loss of $0.9 million in 1996. Included in year to date results for 1997 is $2.1 million of realized capital losses related to the disposal of the Company's real estate holdings in the first quarter of 1997. Strong market performance in 1997 has generated favorable asset based fee income from our Separate Accounts. Total annuity sales, in the third quarter increased to $479 million up from $404 million in the second quarter and $321 million in the first quarter. The 49% increase over the first quarter sales and the 19% increase over the second quarter sales is primarily a result of the Company's strategic change in its Separate Account investment platform. This platform has provided more attractive investment options for our policyholders. In addition, we have developed new distribution partnerships and offered new competitive products in the marketplace. The strong market performance and favorable annuity deposits have resulted in higher asset based fees which have offset the negative strain of writing new business.


FINANCIAL CONDITION

Total assets increased from $6.52 billion at December 31, 1996 to $8.62 billion at September 30, 1997 an increase of over 32%. This significant growth in our asset base has been fueled by our increased sales volumes and a favorable marketplace for the mutual fund industry in 1997. The Company's Separate Account assets of $8.56 billion continue to represent over 99% of total assets. The significant Separate Account asset level supports the Company's continued focus on its variable option insurance products.

Total capital and deficit increased from $69.5 million at December 31, 1996 to $70.8 million at September 30, 1997, an increase of $1.3 million. This increase is represented by net income of $3.2 million, change in the unrealized capital loss on the real estate disposal of $2.1 million offset by the change in AVR and non-admitted assets of $1.5 million and the surplus adjustment on reinsurance ceded of $2.5 million.

Since 100% of the variable option annuity deposits are invested in the Separate Account the Company must finance acquisition costs through internally generated cash flows or borrowing. Due to the favorable annuity deposits during 1997 internal cash flows were not sufficient to finance the cost of writing new business, hence the Company borrowed an additional $25 million from its parent in the second quarter of 1997.

ITEM 1 - LEGAL PROCEEDINGS

     No reportable events

ITEM 2 - CHANGES IN SECURITIES

     (a) and (b) No reportable events

     (c)

The Company currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). Manufacturers Securities Services, LLC, successor to NASL Financial Services, Inc., a wholly owned subsidiary of the Company is the principal underwriter of the contracts and Wood Logan Associates, Inc., an affiliate of the Company, is the promotional agent. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the subaccounts in which the contract is invested. As of September 30, 1997, the total variable assets in the Venture Group Annuity was $83,445,176.

ITEMS 3 - DEFAULTS UPON SENIOR SECURITIES

No reportable events

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No reportable events

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

2                   None

3(i)                Article of Incorporation of the Company - filed herewith

3(i)(a) Certificate of Amendment to Articles of Incorporation of the Company, Name Change July 1984 - filed herewith

3(i)(b) Certificate of Amendment to Articles of Incorporation of the Company, Authorization of Capital December 1994 - filed herewith

3(i)(c) Certificate of Amendment to Articles of Incorporation of the Company, Registered Agent July 1997 - filed herewith

3(i)(d)             Certificate of Amendment to Articles of

                    Incorporation of the Company, Name Change October 1997 - 3/

3(ii)               Amended and Restated By-Laws of the Company - 3/

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

4(vii)              Change of Company Name Endoresement - 3/

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
                         between NASL and Connecticut General Life (10)(iii)
                         Insurance Company 8/ - Reinsurance Agreement between
                         NASL and PaineWebber Life Insurance Company 9/

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
                         Death Benefit Reinsurance Agreement between NASL and
                         Connecticut General Life Insurance Company -12/

11                  None

12                  Not Applicable

13                  Not Applicable

14                  Not Applicable

15                  None

16                  Not Applicable

17                  Not Applicable

18                  None

19                  None

20                  Not Applicable

21                  The Company has the following wholly owned subsidiaries:
                    Manufacturers Securities Services, LLC and The Manufacturers
                    Life Insurance


                    Company of New York

22                  None

23(i)               Consent of Coopers & Lybrand L.L.P.- Not Applicable

23(ii)              Consent of Ernst & Young - Not Applicable

24(i)               Power of Attorney (Directors of the Company) 13/

24(ii)              Power of Attorney (Principal Financial Officer of the
                    Company) - filed herewith

25                  Not Applicable

26                  Not Applicable

27                  Financial Data Schedule - filed herewith

28                  Not Applicable


1/ Incorporated by reference to Exhibit (A)(3)(a) to Form S-6, file number 2-93435, filed September 24, 1984 on behalf of the NASL Variable Account of the Company

2/Incorporated by reference to Exhibit 3(ii) to Form N-4, file number 33-28455, filed February 15, 1991 on behalf of the NASL Variable Account of the Company

3/ Incorporated by reference to Exhibit 3(i)(a), 3(ii)(a) and 4(v) to Form S-1, file number 333-06011, filed on October 9, 1997 on behalf of the Company

4/ Intentionally Omitted

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

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
(Registrant)



By: /s/ David W. Libbey
    --------------------------------------------------------------
    David W. Libbey, Vice President, Finance (Principal Financial
    Officer and Duly Authorized Officer)

Date: November 11, 1997


                                        EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION

3(i)              Articles of Incorporation of the Company

3(i)(a)           Certificate of Amendment to  Articles of Incorporation of the Company, Name Change July 1984

3(i)(b)           Certificate of Amendment to  Articles of Incorporation of the Company, Authorization of Capital December 1994

3(i)(c)           Certificate of Amendment to  Articles of Incorporation of the Company, Registered Agent July 1997

3(i)(d)           Certificate of Amendment to  Articles of Incorporation of the Company, Name Change October 1997

3(ii)             Amended and Restated By-Laws of the Company

4(vii)            Change of Company Name Endoresement

24(ii)            Power of Attorney (Principal Financial Officer of the Company)

27                Financial data schedule for quarter ended September 30, 1997