Form 10-K
period 1997-12-31
MANUFACTURERS LIFE INSURANCE CO OF NORTH AMERICA
filed 1998-03-31
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                               ------------------

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                              ---------------------

              Securities and Exchange Commission File No. 812-06037

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
             (Exact name of registrant as specified in its charter)

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

        Securities registered pursuant to Section 12(g) of the Act: None

                              ---------------------

Indicated by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [ ] Yes                   [X] No

No shares of voting stock are held by nonaffiliates of the Registrant.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of March 1, 1998 was 2,600.

                                     PART I

ITEM 1 - BUSINESS

The Manufacturers Life Insurance Company of North America (the "Registrant" also referred to as the "Company"), formerly North American Security Life Insurance Company, is a stock life insurance company organized under the laws of Delaware in 1979. The Company's principal office is located at 116 Huntington Avenue, Boston, Massachusetts 02116. The ultimate parent of the Company is The Manufacturers Life Insurance Company ("Manulife"), a Canadian mutual life insurance company based in Toronto, Canada. Prior to January 1, 1996, the Company was a wholly owned subsidiary of North American Life Assurance Company ("NAL"), a Canadian mutual life insurance company. On January 1, 1996 NAL and Manulife merged with the combined company retaining the Manulife name.

Effective January 1, 1996, immediately following the merger of NAL and Manulife, the Company experienced a corporate restructuring which resulted in the formation of a newly organized holding corporation, Manulife-Wood Logan Holding Co., Inc., formerly, NAWL Holding Co., Inc. ("MWL"). MWL holds all of the outstanding shares of the Company and Wood Logan Associates, Inc. ("WLA"). MWL is 62.5% owned by The Manufacturers Life Insurance Company (U.S.A.), 22.5% owned by MRL Holding, LLC and approximately 15% owned by the principals of WLA.

On June 19, 1992, the Company formed The Manufacturers Life Insurance Company of New York, formerly, First North American Life Assurance Company ("Manulife New York"). Subsequently, on July 22, 1992, Manulife New York was granted a license by the New York State Insurance Department. Manulife New York issues variable annuity contracts and individual life insurance contracts in the State of New York.

NASL Financial Services, Inc. ("NASL Financial"), a wholly-owned subsidiary of the Company, acted as investment adviser to Manufacturers Investment Trust, formerly NASL Series Trust ("MIT"), a no-load, open-end management investment company organized as a Massachusetts business trust and the North American Funds ("NAF"), a no-load, open-end management investment company organized as a Massachusetts business trust. NASL Financial also acted as principal underwriter of the annuity and life insurance contracts issued by the Company. NASL Financial had an agreement with Wood Logan to act as the promotional agent for the sale of the variable annuity and variable life insurance products issued by the Company and Manulife New York.

Effective October 1, 1997, Manufacturers Securities Services, LLC ("MSS") replaced NASL Financial as the investment advisor to MIT and as the principal underwriter of the annuity and life insurance contracts. MSS has entered into a marketing agreement with WLA to act as the non-exclusive agent for the sale of the Company's insurance contracts.

The Company issues fixed and variable annuities and variable life insurance contracts within its annuity and life insurance segment. Amounts invested in the fixed portion of the Company's insurance contracts are allocated to the general account of the Company, or in the case of the market value adjusted annuity, to a non-unitized separate account of the Company. Amounts invested in the variable portion of the contracts are allocated to separate accounts of the Company. The separate account assets (other than the non-unitized separate account) are invested in shares of MIT and other underlying mutual funds sponsored by Merrill Lynch Asset Management.

On October 1, 1997, the Company disposed of its retail mutual fund segment through the sale of NAF to an unrelated party. NAF was advised by NASL Financial and consisted of thirteen mutual funds.

As of December 31, 1997, the Company was licensed to sell fixed and variable annuities and variable life insurance in all states except New Hampshire and New York. The Company's subsidiary, Manulife New York, was licensed to sell fixed and variable annuities and individual life insurance in the state of New York.

On January 20, 1998, the Board of Directors of Manulife asked the management of Manulife to prepare a plan for conversion of Manulife from a mutual life insurance company to an investor-owned, publicly-traded stock company. Any demutualization plan for Manulife is subject to the approval of the Manulife Board of Directors and policyholders as well as regulatory approval.

REGULATION

The Company is subject to the laws of the state of Delaware governing insurance companies and to the regulation of the Delaware Insurance Department (Manulife New York is subject to the laws and regulation of the State of New York). In addition, the Company is subject to regulation under the insurance laws of other jurisdictions in which the Company operates. Regulation by each insurance department includes periodic examination to determine the Company's contract liabilities and reserves so that each insurance department may verify that these items are correct. Regulation by supervisory agencies includes licensing to transact business, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulation of the type and amounts of investments permitted. The Company's books and accounts are subject to review by each insurance department and other supervisory agencies at all times, and the Company files annual statements with these agencies. A full examination of the Company's operations is conducted periodically by the Delaware insurance department.

In addition, several states, including Delaware and Michigan, regulate affiliated groups of insurers, such as the Company, under insurance holding company legislation. Manulife's state of entry for insurance regulatory purposes is Michigan. In addition, several of its insurance subsidiaries are domiciled there. Consequently, Michigan's Insurance Bureau has jurisdiction in applying such legislation to transactions between Manulife and its U.S. insurance company affiliates. Under such laws, intercompany transactions, transfers of assets and dividend payments from insurance subsidiaries may be subject to prior notice or approval, depending on the size of such transfers and payments in relation to the financial positions of the companies. Transactions between the Company and WLA are primarily regulated by Delaware, but may also be regulated by Michigan if the transaction involves Manulife or any of its insurance subsidiaries domiciled in Michigan.

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

PRODUCTS

The focus of the Company is to provide retirement-oriented insurance products. The primary product distributed is a variable annuity which provides returns based upon the return of the underlying mutual funds. The variable annuity returns will fluctuate with the returns of the underlying mutual funds and are not guaranteed. The Company also offers fixed annuities, which guarantee a return for the stated guaranteed investment duration, and variable life insurance products which offer both variable and fixed investment options.

Annuities: Annuities provide insurance protection against the risk of outliving an individual's income during his or her lifetime. Annuities also provide tax-deferred savings during the accumulation savings phase and tax-favored retirement income during the income phase. The majority of the Company's variable annuity sales occur via its Venture annuity series: Venture, Venture Vision and Venture Vantage. All three variable annuities offer 35 variable investment options and one or more fixed investment options as well as minimum death benefit guarantees (see Sales and Asset Retention). The Venture annuity deposits for 1997 were $1.7 billion representing 80% of total deposits and an average initial deposit of over $43,000. Venture currently offers an additional 3 variable investment options for certain sales and up to 5 fixed investment options depending upon the state of issuance. The fixed investment options guarantee the interest rate return for the stated guaranteed duration. However, premature withdrawals or transfers prior to the end of the guaranteed duration may subject the policyholder to a market value charge. One of the fixed account investment options is a one year DCA fixed account investment option. Venture imposes a 1.40% annual asset based fee on amounts held in variable investment options and a six or seven year graded contingent deferred sales charge. Venture Vision also offers a one year fixed account investment option. Venture Vision offers a one-year guaranteed fixed account which is not subject to a market value charge. Venture Vision deposits for 1997 were $268 million representing 13% of total deposits with an average deposit of over $70,000. The Venture Vision annuity imposes a 1.65% annual asset based fee on amounts held in variable investment options and has no contingent deferred sales charges. Effective August 1, 1997, the Company introduced the Venture Vantage annuity. Venture Vantage offers a one-year fixed investment option which is not subject to a market value charge and a unique Payment Enhancement feature which credits an additional 3-5% of the initial deposit to the contract; the percentage varies with the size of the deposit. Venture Vantage also offers a one year DCA fixed account investment option. Venture Vantage deposits for 1997 were $87 million representing 4% of sales, with an average initial deposit of over $68,000. The annual asset based fee applicable under this contract to amounts held in variable investment options is 1.55%; Venture Vantage also includes a 9 year graded contingent deferred sales charge. In February 1997, the Company also introduced the Venture Market Value Annuity which offers only fixed investment options and imposes a market value adjustment upon surrender. Sales of the Venture Market Value Annuity were negligible during 1997. At December 31, 1997, the variable annuity policyholder balances before reinsurance ceded were $9.5 billion of variable investment options and $0.6 billion of fixed income options.

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

The Company has a very small block of flexible premium deferred fixed annuities which provide either a 1 year or 5 year guaranteed interest rate option. As of December 31, 1997 the fixed interest obligations under these annuities totaled $23 million.

Variable Life: The Company issues a modified single premium variable life insurance product named Venture Life. Generally, Venture Life is issued as a modified endowment contract ("MEC") which provides similar tax treatment as an annuity with additional tax-efficient death proceeds. Venture Life offers 29 variable investment options and a 1 year guaranteed fixed interest rate option. The contract may be issued on a simplified underwriting basis dependent upon the initial premium amount. Insurance coverage varies by issue age, smoking status and single or joint last survivor coverage options. The 1997 deposits totaled $38 million representing 2% of total deposits with an average deposits of over $57,000. The Venture Life contract imposes annual asset based fees of 1.95% (1.30% after the tenth contract year) on amounts held in variable investment options, includes a graded nine year contingent deferred sales charge, and charges Cost of Insurance premiums on a current rate basis, subject to contractual maximums.

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

FINANCIAL PRODUCT SUMMARY

The following table sets forth certain information regarding the Company's annuity and life insurance business, including the business issued by its subsidiary Manulife New York.

                                                 For the year ended December 31,
                                           (dollars in thousands, except policy data)
                                           1997                1996                1995
                                           ----                ----                ----
Fixed Annuities in Force:
    Aggregate amount                    $   22,512          $   23,951           $   26,338
    Average policy amount               $   41,922          $   39,200           $   36,530
    Number of policies                         537                 611                  721

Variable Annuities in Force:
    Aggregate amount                    $9,550,343          $6,878,746           $5,210,689
    Average policy amount               $   60,696          $   51,742           $   46,108
    Number of policies                     157,346             132,943              113,010

Variable Life Insurance in Force:
    Aggregate amount                    $  151,259          $   45,597           $      245
    Average policy amount               $  153,562          $  141,605           $  122,500
    Number of policies                         985                 322                    2


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

The Venture annuity series and Venture Life products offer a variety of investment options, death benefit options, administrative features and customer services that enhance both sales and asset retention. The variable investment options offered by the Company employ a multi-manager approach through the hiring of subadvisers to the underlying mutual funds. Currently 15 investment management firms provide investment management expertise to the 30 individual variable investment options. Recently the Company introduced five Lifestyle portfolios which are "funds of funds". These variable investment options strategically allocate deposits over various investment disciplines with the goal of matching return to the risk profile of the policyholder. The ability to provide superior investment returns under the variable options is essential to the retention of assets.

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

The Venture, Venture Vision and Venture Vantage annuities provide innovative minimum death benefits to policyholders. For issue ages 80 and younger Venture guarantees the greater of deposits or a locking of any investment gains on a yearly basis, so-called yearly ratchet, up to attained age 85. Venture Vision provides a minimum death benefit equal to deposits indexed at 5% per annum up to a maximum of twice the original deposit for issues up to age 80. Venture Vantage provides a minimum death benefit equal to the larger of deposits or the contract value on the ninth contract anniversary. The minimum death benefits are designed to act as a deterrent to policyholders moving their policy after the contingent deferred sales charge has expired.

The Company, along with its ultimate parent company, Manulife, enjoys strong financial ratings that enhance its ability to attract new sales and retain assets. Distributors and consumers of variable and fixed annuity products have begun to utilize the relative financial strength ratings as a criteria in choosing an annuity carrier. The Company is rated A++ (Superior) by A.M. Best, AA+ (Excellent) by Standards and Poor's ("S&P"), AAA (Highest) by Duff & Phelps and Aa3 (Excellent) by Moody's Investor Services. These ratings reflect the opinion of the rating organization as to the relative financial strength of the Company and the Company's ability to meet its contractual obligations to its policyholders.

The ability to service policyholders in an effective, efficient and courteous manner is a driving goal for the Company. It is the Company's belief that sales and asset retention can only be achieved by providing excellent service. Through recent independent surveys the Company has received high service ratings. To maintain this level of service the Company has and will continue to make significant investment in its infrastructure. The Company's administrative unit operates in a paper-less environment employing optical imaging systems and electronic communication with both policyholders and distributors. It is this commitment to infrastructure that will allow the Company to maintain and enhance its current service standards.

GENERAL ACCOUNT INVESTMENTS

Investment policy is established and reviewed by the Board of Directors of the Company. The Company and Manulife New York had appointed Elliott & Page, an indirectly owned subsidiary of Manulife, to manage their general account assets supporting both non-reinsured business and surplus in accordance with the policies established by the Board. All general account assets supporting the Company's fixed investment option business are managed by its reinsurer (Peoples). Effective October 1, 1997, Manulife New York's general account assets are being managed by Manulife. Assets in MIT supporting the Company's variable annuity and life contracts are managed in accordance with subadvisory agreements with the fifteen investment management firms.

The Company participates in setting credited rates with Peoples and employs a new money approach in establishing both initial and renewal interest rates. The relationship between the rates for the various guarantee periods will typically follow the slope of the Treasury yield curve, with the Company's rates typically about .95% (.70% for the Venture Market Value Annuity) below the corresponding Treasury rate. The minimum declared rate required by the Company's general account contracts depending on the policy form is either 3% or 4%. On the Company's fixed investment option products currently being sold, the renewal rate is always equal to the initial new money rate. For the old 5 year product, the Company's current policy is to credit .25% more on renewal than the new money rate. For money deposited into the one year fixed account during the first quarter of 1995, the Company credited a rate of 8%. This was successful in raising approximately $140 million of deposits while providing awareness of our distribution and product during a period of economic uncertainty. During 1996 the majority of these funds transferred to Separate Account options, given the relatively low interest rate guarantees relative to the stock market performance.

At December 31, 1997 the Company's fixed maturity portfolio had an overall average S&P rating of A and 100% of the general account portfolio consisted of investment grade securities. There were no mortgage loans or real estate held at December 31, 1997.

MARKETING AND DISTRIBUTION

The variable annuity market in the United States is relatively young and has realized significant growth in the past few years. According to the Value Survey conducted by Tillinghast, sales grew 16.2% in 1997 over 1996 with total 1997 sales of $86 billion. The Company, including its subsidiary Manulife New York, with 1997 total sales of $2.1 billion captured market share of 2.44%, ranking it 16th for variable annuity products issued in the United States. All sales and marketing activities are conducted through Wood Logan Associates which employs a team of wholesalers soliciting broker-dealer firms across the United States.



                     Percentage Sale of Annuities by Channel
                         For the years ended December 31

                                     1997            1996             1995
--------------------------------------------------------------------------

Wirehouse                             21.9%          22.7%            27.7%
Regional Brokerage                    19.6           24.4             23.8
Financial Planner                     46.7           42.2             39.9
Banks                                 11.8           10.7              8.6
                                      ----          -----            -----
                                       100%         100.0%           100.0%
                                      ====          =====            =====


ITEM 2 - PROPERTIES

The Registrant owns no property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An action by unanimous consent of the sole stockholder of the Company, with regard to elect and appoint John D. DesPrez III, Peter S. Hutchinson and John D. Richardson as the Board of Directors of the Company and to ratify the appointment of Ernst & Young, LLP as auditors, was approved on May 30, 1997.

                                     Part II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MWL is the sole record holder of the Registrant's shares. Therefore, there is no public trading market for Registrant's common stock. The Registrant has declared no cash dividends on its common stock at any time during the two most recent fiscal years.

The Company currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). MSS, a majority owned subsidiary of the Company is the principal underwriter of the contracts and Wood Logan Associates, Inc., an affiliate of the Company, is the promotional agent. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the subaccounts in which the contract is vested. As of December 31, 1997, the total variable assets in the Venture Group Annuity was $87,031,525.

ITEM 6 - SELECTED FINANCIAL DATA

                                                                    For the Years Ended December 31
                                                      -------------------------------------------------------------
                                                      1997            1996            1995        1994*       1993*
                                                      ----            ----            ----        -----       -----
                                                                                  (in thousands)

Under Generally Accepted Accounting Principles:

Total Revenues                                    $  202,751   $     147,772      $  143,896

Income from Continuing Operations                     27,420          16,545          12,494

Net Income                                            33,233          15,735          11,032

Total Separate Account Assets                      9,529,160       6,820,599       5,131,536

Total Assets                                      10,633,763       7,811,370       6,244,352

Separate Account Liabilities                       9,529,160       6,820,599       5,131,536

Payable to Affiliates                                183,955         158,201         129,867

Total Liabilities                                 10,425,037       7,684,299       6,149,096

Shareholder's Equity                                 208,726         127,071          95,256



* Selected financial data under generally accepted accounting principles is not available for the 1994 and 1993 fiscal year. See Management's Discussion and Analysis and Notes to the Consolidated Financial Statements for additional information.

                                                            For the Years Ended December 31
                                          --------------------------------------------------------------------------
                                            1997            1996            1995             1994            1993
                                            ----            ----            ----             ----            ----
                                                                      (in thousands)
On Statutory Basis **:

Total Revenues                            $1,733,920      $1,045,188      $  997,817      $1,176,476      $1,259,976

Net Income (Loss)                             22,259           3,067          (7,288)        (30,454)        (10,678)

Total Separate Account Assets              8,931,967       6,459,290       4,914,728       3,661,278       2,937,436

Total Assets                               9,055,820       6,517,773       4,962,504       4,240,250       3,415,584

Capital and Surplus                          139,171          69,554          50,158          59,408          51,723



** Statutory accounting practices differ in certain respects from generally accepted accounting principles. The significant differences relate to consolidation accounting, investments, deferred acquisition costs, deferred income taxes, non-admitted asset balances and reserve calculation assumptions.

All information presented elsewhere in this document is presented under generally accepted accounting principles.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements.

Overview

Prior to 1997 the Company was comprised of two different segments, annuity and life insurance products and retail mutual funds. The Company discontinued its retail mutual fund operations, North American Funds, on October 1, 1997 through a sale to an unrelated third party. This sale has been treated as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

Within the annuity and life insurance segment, the Company issues fixed and variable annuity contracts and variable life insurance through major wirehouses, regional broker dealers, financial planners and banks. Amounts invested in variable contracts are allocated to Separate Accounts of the Company. The assets of the Separate Accounts are invested in shares of MIT or other underlying mutual funds sponsored by Merrill Lynch Asset Management (Merrill Lynch). Amounts invested in the fixed portion of the contracts, excluding the Company's wholly owned subsidiary Manulife New York, are subject to an indemnity coinsurance agreement entered into between the Company and Peoples Security Life Insurance Company ("Peoples") effective June 30, 1995. Manulife New York's fixed portion of the contracts are invested in Manulife New York's general account and are backed by investment grade fixed income maturities.

The Company's primary source of earnings from the annuity and life insurance product segment is generated from Separate Account fees assessed against policyholder account balances: mortality and expense risk charges, surrender charges and an annual administrative charge. In addition, the segment earns advisory fees from the Separate Account assets invested in MIT and in Merrill Lynch. A key factor in the Company's profitability is sustained growth in the underlying assets through market performance coupled with the ability to acquire and retain annuity and variable life deposits.

The Company's primary source of earnings from the retail mutual fund segment was from the advisory fees earned on the NAF assets maintained in the underlying portfolios and distribution and servicing fees and sales loads associated with the sales of the Class A, Class B and Class C shares.

Basis of Presentation

During 1996, the Company adopted generally accepted accounting principles ("GAAP") in conformity with the requirements of the Financial Accounting Standards Board. Prior to 1996, the Company prepared its financial statements in conformity with statutory accounting practices prescribed or permitted by the Insurance Department of the State of Delaware which practices were considered GAAP for mutual life insurance companies and their direct and indirect subsidiaries. As discussed in Note 2 to the consolidated financial statements, the effect of the adoption of GAAP has been reflected retroactively and the previously issued 1995 consolidated financial statements have been restated for the change. A description of accounting policies under GAAP can be found in Note 2 to the consolidated financial statements.

Review of consolidated operating results


--------------------------------------------------------------------------------------------------------------
Financial Summary (In `000's)                                      1997                1996               1995
--------------------------------------------------------------------------------------------------------------

Fees from separate accounts and policyholder funds          $   126,637          $   95,323         $   77,572
Advisory fees and other distribution revenues                    67,678              46,233             27,912
Net investment income                                             7,905               5,452             28,701
Net realized investment gains                                       531                 764              9,711
--------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                  202,751             147,772            143,896
--------------------------------------------------------------------------------------------------------------

Benefits to policyholders                                         4,986               4,242             27,129
Amortization of deferred policy acquisition costs                40,649              30,830             43,287
Other insurance expenses                                        100,385              71,255             58,745
Financing costs                                                  14,268              15,821              9,282
--------------------------------------------------------------------------------------------------------------
TOTAL BENEFITS AND EXPENSES                                     160,288             122,148            138,443
--------------------------------------------------------------------------------------------------------------
Income from continuing operations before provision
for income tax (benefit)                                         42,463              25,624              5,453

Provision for income tax (benefit)                               15,043               9,079             (7,041)
Income from continuing operations                                27,420              16,545             12,494
Discontinued  operations - (loss) from  operations, net of tax     (141)               (810)            (1,462)
Discontinued operations - gain on disposal, net of tax            5,954
Net income                                                  $    33,233          $   15,735         $   11,032
--------------------------------------------------------------------------------------------------------------
General Account Assets                                        1,104,603             990,771          1,112,816
Separate Account Assets                                       9,529,160           6,820,599          5,131,536
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $10,633,763          $7,811,370         $6,244,352
--------------------------------------------------------------------------------------------------------------
General Account Liabilities                                 $   895,877          $  863,700         $1,017,560
Separate Account Liabilities                                  9,529,160           6,820,599          5,131,536
--------------------------------------------------------------------------------------------------------------
SHAREHOLDER'S EQUITY                                           $208,726            $127,071            $95,256
--------------------------------------------------------------------------------------------------------------


1997 Compared to 1996

The Company recorded net income of $33.2 million in 1997 versus net income of $15.7 million in 1996, an increase of $17.5 million or 112%. A portion of the increase, $6.6 million, is attributable to the gain on the disposal of the Company's mutual fund segment and the decreased loss from its operations in 1997. The increase in net income from continuing operations was primarily a result of fee income earned on additional Separate Account assets. Separate Account assets grew by 40% while total assets increased by 36% during 1997. This growth is attributable to deposits of $2.1 billion for 1997 compared to 1996 deposits of $1.4 billion, strong equity market performance during 1997 and favorable contract persistency. The increase in deposits for 1997 was attributable to the Company's implementation of the Efficient Frontier Investment model in early 1997 and the addition of competitively performing funds, including additional investment options. The latter includes five Lifestyle funds which offer the buyer the opportunity to invest in a pre-determined "fund of funds." In addition the Company also modified its product features and pricing to directly compete in a profitable manner with its key competitors. Total fees, including advisory fees, generated by Separate Accounts and policyholder funds increased by $52.7 million or 37% in 1997. Net investment income grew by $2.5 million or 45% due to higher fixed account sales and a $47.7 million capital infusion received in the fourth quarter of 1997 to support expanded operations in Manulife New York.

 The Company incurred total benefits and expenses in 1997 of $160.3 million, an increase of $38.1 million, or 31% compared to 1996. The additional expenses are associated with higher subadvisory fees generated from higher asset levels in MIT and Merrill Lynch, an increase in non-capitalized acquisition expenses and other costs associated with growth in the Company's business, and additional operating expenses associated with expanding the Company's operations in New York.

The mutual fund segment net loss from operations improved by $0.7 million between 1997 and 1996. The decrease in the loss is primarily attributable to higher advisory fees and other revenues through the nine month period ended September 30, 1997 (date of disposal). Total revenues for this segment were $10.5 million (nine month period) in 1997 compared to $12.4 million (twelve month period) for 1996.

1996 Compared to 1995

The Company recorded net income of $15.7 million in 1996 versus net income of $11.0 million in 1995, an increase of $4.7 million or 43%. The increase was primarily a result of fee income earned on additional Separate Account assets. Separate Account assets grew by 33% during 1996, while total assets grew by 25%. This growth was due to strong equity market performance and favorable contract persistency. Transfers of approximately $200 million from the fixed account also contributed to the increased asset levels. Deposits for 1996 were $1.4 billion compared to $1.2 billion for 1995. The Company's relatively flat deposits and reduced market share during 1996 were primarily a result of relatively poor investment performance in the underlying funds within MIT along with more competitive product features and pricing offered by the competition. Total fees, including advisory fees, generated by Separate Accounts and policyholder funds increased by $36.1 million or 34% in 1996. As a result of the transfer of general account assets to Peoples in accordance with the coinsurance agreement established in 1995, net investment income and net realized investment gains decreased between 1996 and 1995 by $23.2 million and $8.9 million, respectively.

Benefits and expenses were $122.1 million in 1996 and $138.4 million in 1995. The decrease is primarily attributed to the transfer of the general account liabilities to Peoples in accordance with the coinsurance agreement established in 1995. The decrease in overall expenses was partially offset by higher subadvisory fees generated from higher asset levels in MIT, an increase in non-capitalizable acquisition expenses and other operating expenses. Higher financing costs, associated with the People's coinsurance agreement, were incurred during 1996 as the Company experience increased transfers from the fixed account to the Separate Account.

Net income for 1995 included the reversal of a $12.0 million deferred tax allowance established at December 31, 1994.

The mutual fund segment net loss from operations improved by $0.7 million between 1996 and 1995. The decrease in the loss is attributed to higher advisory fees, and other revenues. During 1996 and 1995 the Company recorded total revenues of $12.4 million and $10.3 million, respectively, for its mutual fund segment.

Financial Position


Assets
---------------------------------------------------------------------------------------
(In `000's)                                                1997                    1996
---------------------------------------------------------------------------------------

Invested assets                                     $   161,575              $  104,632
Deferred policy acquisition costs                       364,984                 290,610
Due from reinsurers                                     553,834                 573,419
Separate account assets                               9,529,160               6,820,599
Other assets                                             24,210                  22,110
---------------------------------------------------------------------------------------
   TOTAL ASSETS                                     $10,633,763              $7,811,370
=======================================================================================

---------------------------------------------------------------------------------------
Fixed maturities by Investment Grade
 (In `000's)                                      1997                     1996
---------------------------------------------------------------------------------------
AAA                                     $ 30,145         21.0%     $17,589        18.1%
AA                                        12,545          8.8%       7,099         7.3%
A                                         85,130         59.4%      63,899        65.5%
BBB                                       15,487         10.8%       8,844         9.1%
---------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES               $143,307                   $97,431
---------------------------------------------------------------------------------------

Total assets increased from $7.8 billion at December 31, 1996 to $10.6 billion at December 31, 1997, an increase of $2.8 billion or 56%. Separate Account assets increased by 40% in 1997 compared to 1996 and represent 90% of total assets as the Company continues to focus on its variable option insurance products. Fixed maturity and short-term investments, included in invested assets, increased by 56% during 1997. This increase is a result of a $47.7 million capital infusion in the fourth quarter of 1997 to support expansion of Manulife New York's operations to include individual life insurance and pension products in the state of New York. The Company continues to own high quality investment grade fixed maturity investments, with an average rating of A, to support its general account. The Company's deferred policy acquisition costs
(DPAC) asset grew by 26% as the Company experienced strong sales volumes during 1997 and deferred the related costs, net of current amortization, associated with the sales. Due from reinsurers decreased $19.6 million as a result of lower fixed deferred account values associated with the policies reinsured under the Peoples coinsurance agreement.


Liabilities
------------------------------------------------------------------------------
(In `000's)                                          1997                 1996
------------------------------------------------------------------------------
Amount payable to reinsurers                  $   571,882           $  593,910
Notes payable to affiliates                       183,955              158,201
Separate account liabilities                    9,529,160            6,820,599
Other  liabilities                                140,040              111,589
------------------------------------------------------------------------------
   TOTAL LIABILITIES                          $10,425,037           $7,684,299
------------------------------------------------------------------------------


Total liabilities have increased proportionately with the growth in the related assets during 1997, primarily in the Company's Separate Accounts. During 1997, the Company borrowed an additional $25.0 million from Manulife to support the record sales volumes and related acquisition expenses. Amount payable to reinsurers decreased $22.0 million primarily as a result of lower fixed deferred account values associated with the policies reinsured under the Peoples coinsurance agreement.

Shareholder's Equity


-------------------------------------------------------------------------------
(In `000's)                                              1997             1996
-------------------------------------------------------------------------------

Common stock                                        $   2,600        $   2,600
Additional paid-in capital                            179,053          131,322
Unrealized appreciation on securities                   1,200              509
   available-for sale
Retained earnings (deficit)                            25,873           (7,360)
------------------------------------------------------------------------------
   TOTAL SHAREHOLDER'S EQUITY                       $ 208,726        $ 127,071
------------------------------------------------------------------------------

The Company received $47.7 million of additional capital to support expansion of its New York operations. The growth in retained earnings is due to net income from continuing operations and discontinued operations of $27.4 million and $5.8 million, respectively, during 1997.

Asset/liability Management


The Company has established a target portfolio mix which takes into account the risk attributes of the liabilities supported by the assets, expectations of market performance, and a generally conservative investment philosophy. Preservation of capital and maintenance of income flows are key objectives.

Liquidity and Capital Resources


The substantial increase in the Company's sales since 1993 has resulted in the Company requiring cash financing to support this growth. The Company must invest all of its variable option deposits in the Separate Accounts while paying commissions and acquisition expenses related to these deposits and other sales from its general account. Prior to 1995, the Company used capital and general account assets to fund these costs. Since 1995, The Company's fixed account acquisition expenses are largely funded by the Peoples fixed account reinsurance agreement. Substantially all variable account acquisition costs are financed through borrowings from Manulife and internally generated cashflows.

The Company obtained external financing in 1994 by entering into a $150 million revolving credit and term loan agreement (the "Loan") with the Canadian Imperial Bank of Commerce and Deutsche Bank AG ("CIBC"). The Loan was collateralized by the mortality and expense risk charges and surrender charges related to the Company's business. As a result of the merger with Manulife, the Company became party to a restructured lending facility that provides sufficient cash flow needs at more favorable interest rate margins. Consequently, in April 1996, the Company extinguished its debt with CIBC through a restructured financing arrangement directly with Manulife.

Aside from the financing required to partially fund acquisition costs, the Company's cash flows are adequate to meet the general obligations on all annuity contracts.

Capital Requirements and Solvency Protection


In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners enforces minimum Risk Based Capital (RBC) requirements. The requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The RBC model law requires that life insurance companies report on a formula-based RBC standard which is calculated by applying factors to various asset, premium and reserve items. The formula takes into account risk characteristics of the life insurer, including asset risk, insurance risk, interest risk and business risk. If an insurer's ratio falls below certain thresholds, regulators will be authorized, and in some circumstance required, to take regulatory action.

The Company's policy is to maintain capital and surplus balances well in excess of the minimums required under government regulations in all jurisdictions in which the Company does business. This was the case for each of the years ended December 31, 1997, 1996 and 1995.

Impact of year 2000

Like other business organizations and individuals, the Company would be adversely affected if its computer systems and those of its service providers do not properly process and calculate date-related information and data from and after January 1, 2000. The Company is completing an assessment of the Year 2000 impact on its systems and business processes. Management believes that the Company will complete its Year 2000 project for all critical systems and processes by September 30, 1998, prior to any anticipated impact on the critical systems and processes.

The date on which the Company believes it will complete the Year 2000 project is based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, and other similar uncertainties.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of Independent Auditors and the Company's consolidated financial statements attached hereto are incorporated herein.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the years ended December 31, 1997 and 1996, the Company has engaged Ernst & Young LLP, who are also the independent auditors of Manulife, as the Company's independent auditors. The appointment of Ernst & Young as auditors was approved by the Board of Trustees of the Company and by the sole shareholder of the Company, Manulife-Wood Logan Holding Co., Inc., formerly, NAWL Holding Company, Inc. on May 31, 1997. For the year ended December 31, 1995, the Company had engaged Coopers & Lybrand L.L.P. ("Coopers") as the Company's independent accountants.

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (ALSO REFERRED TO AS THE "COMPANY")

Officers and Directors of the Company

The directors and executive officers of the Company, together with their principal occupations during the past five years, are as follows:


Name                      Position with the Company        Principal Occupation

John D. DesPrez III       Director* and President          Senior Vice President, U.S. Annuities,
Age: 41                                                    Manulife, September 1996 to present; Director
                                                           and President of the Company, September
                                                           1996 to present; Vice President, Mutual
                                                           Funds, Manulife, January, 1995 to
                                                           September 1996, President and Chief
                                                           Executive Officer, North American Funds,
                                                           March 1993 to September 1996; Vice
                                                           President and General Counsel of the
                                                           Company, January 1991 to June 1994.


Peter S. Hutchison        Director*                        Senior Vice President, Corporate Taxation,
Age: 48                                                    Manulife, January 1996 to present; Director
                                                           of the Company January 1991 to present;
                                                           Executive Vice President and Chief
                                                           Financial Officer, North American Life,
                                                           September 1994 to December 31, 1995;
                                                           Senior Vice President and Chief Actuary,
                                                           North American Life, April 1992 to
                                                           August 1994.


John D. Richardson        Director* and Chairman           Senior Vice President and General Manager,
Age: 60                   of the Board                     U.S. Operations, Manulife, January 1995 to
                                                           present; Director and Chairman of the Board
                                                           of the Company, March 1997 to present; Senior
                                                           Vice President and General Manager, Canadian
                                                           Operations, Manulife, June 1992 to January
                                                           1995.

Robert Boyda              Vice President, Investment       Vice President, Investment Management
Age: 41                   Management Services              Services of the Company, January 1997 to
                                                           present; Assistant Vice President,
                                                           Management Service, Manulife, August
                                                           1994 to January 1997; General Manager,
                                                           Retail Banking, CIBC, January 1987 to
                                                           April 1994.


James R. Boyle            Vice President, Administration   Vice President, Administration Accumulation
Age:  38                                                   Products, Manulife September 1996  to
                                                           present; Vice President, Administration
                                                           of the Company, September 1996 to
                                                           present; Vice President, Treasurer and
                                                           Chief Administrative Officer, North
                                                           American Funds, June 1994 to September
                                                           1996; Corporate Controller of the
                                                           Company, July 1993 to June 1994; Mutual
                                                           Fund Accounting Executive of the
                                                           Company, June 1992 to July 1993.




Name                   Position with the Company             Principal Occupation

James D. Gallagher     Vice President, Secretary and         Vice President, Legal Services U.S.
Age: 43                General Counsel                       Operations, Manulife, January 1996 to
                                                             present; Vice President, Secretary and
                                                             General Counsel of the Company, June
                                                             1994 to present; Vice President and
                                                             Associate General Counsel, The
                                                             Prudential Insurance Company of America,
                                                             1990-1994.

Richard C. Hirtle      Vice President, Strategic             Vice President, Strategic Development,
Age: 42                Development & Accumulation Life       Annuities, Manulife, December 1997 to
                       Products                              present; Vice President, Strategic
                                                             Development & Accumulation Life Products
                                                             of the Company December 1997 to present;
                                                             Vice President, Treasurer, Chief
                                                             Financial Officer of the Company
                                                             November 1988 to December 1997.

Hugh C. McHaffie       Vice President, U.S. Annuities        Vice President, Product and Development,
Age: 39                Product and Development               Annuities, Manulife, January 1996 to present;
                                                             Vice President U.S. Annuities Product and
                                                             Development of the Company August 1994 to
                                                             present; Product Development Executive of the
                                                             Company, August 1990 to August 1994.

David W. Libbey        Vice President, Treasurer, and        Vice President and Chief Financial Officer,
Age: 50                Chief Financial Officer               Annuities, Manulife, December 1997 to
                                                             present; Vice President, Treasurer and
                                                             Chief Financial Officer of the Company
                                                             December 1997 to present; Vice
                                                             President, Finance of the Company June
                                                             1997 to December 1997; Vice President &
                                                             Actuary, Paul Revere Insurance Group
                                                             June 1970 to March 1997.

Janet Sweeney          Vice President, Corporate Services    Vice President, Human Resources, U.S.
Age: 47                                                      Operations, Manulife, January 1996 to
                                                             present; Vice President, Corporate
                                                             Services of the Company, January 1995 to
                                                             present; Executive, Corporate Services
                                                             of the Company, July 1989 to December
                                                             1994.

John G. Vrysen         Vice President and Chief Actuary      Vice President and Chief Financial Officer,
Age: 42                                                      U.S. Operations, Manulife, January 1996 to
                                                             present; Vice President and Chief Actuary of
                                                             the Company, January 1986 to present.


ITEM 11 - EXECUTIVE COMPENSATION OF THE REGISTRANT

The Company's executive officers may also serve as officers of one or more of Manulife's affiliates. Allocations have been made as to such officers' time devoted to duties as executive officers of the Company. The following table shows the allocated compensation paid or awarded to or earned by the Company's Chief Executive Officer for services provided to the Company. No other executive officer had allocated cash compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------
Name and Principal   Year    Salary      Bonus(1)   Other         Restricted    Securities       LTIP      All Other
Position                                            Annual        Stock         Under-lying      Payout    Compen-
                                                    Compen-       Award(s)      Options/SARs               sation(3)
                                                    sation(2)
--------------------------------------------------------------------------------------------------------------------
John D. DesPrez,     1997    $99,959     $39,292    N/A           N/A           N/A              N/A       $3,612
President
--------------------------------------------------------------------------------------------------------------------


(1) Bonus for 1996 performance paid in 1997.

(2) Does not include group health insurance since the plans are the same for all salaried employees. Other Annual Compensation disclosed only if the aggregate value of the perquisite exceeded the lesser of $50,000 or 10% of salary and bonus.

(3) Other Compensation includes the value of term life insurance premiums paid by Manulife for the benefit of the executive officer and Company paid 401(k) plan contributions. In prior years, this column included company paid pension plan contributions but this year there were no company paid contributions since the plan is overfunded.

The Management Resources and Compensation Committee (the "Committee") of the Board of Directors for Manulife approves the compensation programs for all officers as well as the annual review of Manulife's Annual Incentive Plan awards and Long-Term Incentive Plan grants. Executive officers participate in certain plans sponsored by Manulife.

Manulife's executive compensation policies are designed to recognize and reward individual performance as well as provide a total compensation package which is competitive with the median of Manulife's comparator group.

Manulife's officer compensation program is comprised of three key components; base salary, annual incentive and long-term incentive.

Salary

The Committee approves the salary ranges and salary increase levels for all Vice Presidents and above based on competitive industry data for all markets in which Manulife operates. Salary increases to Manulife's officers and executive officers have been consistent with the salary increase programs approved for all employees.

In establishing Manulife's competitive position and developing annual salary increase programs, Manulife uses several annual surveys as prepared by independent compensation consulting firms with reference to publicly disclosed information.

The compensation of executive officers is determined by the individual to whom the officer reports and is approved by Manulife.

Annual Incentive Plan

Manulife's Annual Incentive Plan ("AIP") provides the opportunity to earn incentive bonuses based on the achievement of pre-established corporate and divisional earnings objectives and divisional and individual performance objectives. The AIP uses earnings and performance measures to determine awards with predetermined thresholds for each component as approved by the Committee annually. Incentive award levels are established for each participant based on organizational level. When corporate and divisional performance objectives are significantly exceeded, a participant can receive up to a maximum of 150% to 200% of the established incentive award which would result in incentive award levels ranging from 22.5% to 100% of base salary. For named executive officers, incentive award levels range from 20-35% of base salary assuming achievement of targeted performance objectives. If corporate and divisional performance objectives are above or below targeted pay the incentive award is adjusted according to plan guidelines.

Long Term Incentive Plan

----------------------------------------------------------------------------------------------------------
       Name          Securities Units      Performance or            Estimated Future Payouts Under
                      of Other Rights    Other Period Until      Non-Securities-Price-Based Plans (US$)(3)
                           (#)(1)           Maturation or
                                              Payout(2)
                                                              --------------------------------------------
                                                                Threshold        Target(4)       Maximum
                                                                 ($ or #)        ($ or #)       ($ or #)
----------------------------------------------------------------------------------------------------------
John D. DesPrez,           2,942            Jan. 1, 2001            0            $16,940           N/A
President
----------------------------------------------------------------------------------------------------------

Notes:

(1) Each grant has two components: Cash Appreciation Rights and Retirement Appreciation Rights.

(2) The appreciation in the value of Cash Appreciation Rights are redeemed four years following the grant date. Retirement Appreciation Rights are only redeemed upon retirement or cessation of employment with the Company.

(3) Canadian Dollars converted to US dollars using a book rate of 1.36.

(4) The target is calculated assuming Cash Appreciation Rights are exercised in the fourth year. At that time 50% of the target is redeemed in cash and the balance continues to appreciate until redeemed upon retirement or cessation of employment.

All employees at the Vice President level and above are eligible to participate in the Manulife Long-Term Incentive Plan.

The purpose of the Long Term Incentive Plan is to encourage senior officers to act in the long term interests of Manulife and to provide an opportunity to share in value creation as measured by the changes in Manulife's statutory surplus. The Plan is an appreciation rights plan which requires that substantial portion of any accumulated gain remain invested with Manulife during the participant's career with Manulife.

The Committee reviews the Plan on an annual basis with respect to Manulife's performance, targeted growth and competitive position. Based on management's recommendations, the Committee approves certain officers for participation in Plan, when grants will be awarded, and the size and terms of grant.

Grants are determined as a percentage of the participant's base salary or Canadian job grade midpoint depending on organization level of the participant.

Each grant has two components: cash appreciation rights and retirement appreciation rights which are granted in tandem on a one-for-one basis. Grants appreciate proportionally to the statutory surplus of Manulife. Cash appreciation rights are exercised on the fourth anniversary of the grant whereas retirement appreciation rights may only be exercised upon retirement. The net present value of the payout opportunity after four years varies between 20% to 100% of base salary depending on the organization level of the participant.

Perquisites

In addition to cash compensation, all officers are entitled to a standard benefit package including medical, dental, pension, basic and dependent life insurance, defined contribution plan and long and short-term disability coverage.

US domiciled officers at the Vice President levels and above are provided with an automobile and parking benefit, cellular telephone and computer. The automobile benefit covers insurance and maintenance. There are no other benefit packages which currently enhance overall compensation by more than 10%.

US Retirement Plans

The United States domiciled executive officers of The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA") and the Company continue to earn Pension Benefits pursuant to their plan membership prior to the merger of Manulife and NAL. In addition they are also eligible for benefits under the Supplemental Pension Plan for United States Salaried

Employees of Manulife. Their participation also continues in their respective 401(k) Savings Plans (Manulife Financial 401(k) Savings Plan and North American Security Life 401(k) Savings Plan).

North American Life Staff Pension Fund 1948 For United States Members:

Under the North American Life Staff Pension Fund 1948 For United States Members, income is payable for the life of the executive officer, with a guarantee of a minimum of 120 monthly payments. The defined benefit pension plan vests with five years of service. The normal retirement benefit is a monthly pension benefit in an amount equal to the Employer Pension Credit. Employer Pension units are equal to the average of 1.1% of compensation plus 0.4% of compensation in excess of the Social Security Taxable Wage Base during the employee's last five years of employment, multiplied by the years of benefit service earned after December 31, 1966 (Maximum 35 years). Normal retirement age is 65. Early retirement is age 55 with 5 years of service.

Combined pension benefits at age 65 under this arrangement are as follows:


==========================================================================
                                       Years of Service
                   ------------------------------------------------------
Remuneration ($)     15         20           25          30         35
=========================================================================
                     $           $           $            $         $
-------------------------------------------------------------------------
      $125,000     21,881      29,175      36,468       43,762     51,056
-------------------------------------------------------------------------
       150,000     26,995      35,994      44,992       53,990     62,989
-------------------------------------------------------------------------

       175,000     30,239      40,318      50,398       60,478     70,557
-------------------------------------------------------------------------
       200,000     30,510      40,680      50,850       61,020     71,190
-------------------------------------------------------------------------
       225,000     30,510      40,680      50,850       61,020     71,190
-------------------------------------------------------------------------
       250,000     30,510      40,680      50,850       61,020     71,190
-------------------------------------------------------------------------
       300,000     30,510      40,680      50,850       61,020     71,190
-------------------------------------------------------------------------
       400,000     30,510      40,680      50,850       61,020     71,190
=========================================================================


Mr. DesPrez has 6.9 years of credited service.

Supplemental Pension Plan for United States Salaried Employees of Manulife
Financial:

In addition to their respective pension plans, executives officers are eligible for benefits under the Supplemental Pension Plan for United States Salaried Employees of Manulife Financial. This is a non-contributory, non-qualified plan intended to provide additional pension income. The pension earned under the Supplemental Pension Plan for United States Salaried Employees of Manulife is 60% of the first $200,000 of Final Average Earnings, plus 30% of the next $300,000, plus 10% of amount over $500,000, less 15.75% of their Social Security Offset Base, multiplied by the number of years of service (maximum 35). This benefit is offset by pension benefit payable from the executive officer's respective Qualified Plan.

Combined pension benefits at age 65 under this arrangement were as follows:


================================================================================
                                        Years of Service
--------------------------------------------------------------------------------
Remuneration ($)       15            20           25          30           35
================================================================================
                        $            $            $            $           $
--------------------------------------------------------------------------------
       $150,000            0            0            0            0           0
--------------------------------------------------------------------------------
        175,000        2,138        2,850        3,563        4,275        4,988
--------------------------------------------------------------------------------
        200,000        7,673       10,230       12,788       15,345       17,903
--------------------------------------------------------------------------------
        225,000       12,930       17,240       21,550       25,860       30,170
--------------------------------------------------------------------------------
        250,000       15,853       21,137       26,421       31,705       36,989
--------------------------------------------------------------------------------
        300,000       21,697       28,930       36,162       43,395       50,627
--------------------------------------------------------------------------------
        400,000       33,387       44,516       55,645       66,774       77,903
--------------------------------------------------------------------------------
        500,000       45,077       60,102       75,128       90,153      105,179
================================================================================

North American Security Life 401(k) Savings Plan:

The Company offers a 401(k) savings plan. This plan allows employees of the Company to contribute 6% of their annual earnings up to the yearly compensation limits of $160,000 for 1997. The yearly maximum an employee can contribute is $9,500 for 1997. The Company matches 50% of employees contributions as well as contributes a floor amount of 2% of base pay. Employees become 100% vested in the employer matching contributions if he or she retires on or after age 65, becomes disabled or dies. Otherwise employees become vested in the employer contribution through the following vesting schedule:

         Years of Service                     Vested Percentage

         less than 3                                 0%
         at least 3                                  33 1/3 %
         at least 4                                  66 2/3%
         5 or more                                   100%


Employment Contract

Mr. DesPrez's previous compensation package with the Company (the "Previous Agreement") included a termination provision which was subsequently incorporated into his employment agreement with ManUSA. The Previous Agreement was due to expire 3 years from the date (January 1, 1996) NAL merges with Manulife. The provision provides that if a termination occurs without just and proper cause prior to January 1, 1999, Mr. DesPrez shall be entitled to receive the following severance allowances and benefits in equal semi-monthly installments on the date of termination for a period of 18 months: one twelfth the sum of his annual base salary and the average of his last two years bonus payments multiplied by the number of months in the severance period. He would also receive a lump sum payment equal to the monthly average of his annual bonus payments for the last two years multiplied by the number of full months in which he provided employment services to the Company during the calendar year in which he is terminated. The Employer will continue to pay for premiums for the benefit of Mr. DesPrez under the Employer's group life, medical, dental and vision insurance plans. Any unvested pension benefits shall vest at date of termination. The employer will pay for outplacement counseling services up to a maximum of $25,000.

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

   Common Stock              MWL                2,600 shares             100%



(b) Nothing to report

(c) Nothing to report

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to Item 7 - Liquidity and Capital Resources

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Exhibits

(1) The following consolidated financial statements of the Registrant are filed as part of this report:

a.   Report of Independent Auditors of Ernst & Young, LLP dated February 26,
     1998.

b. Report of Independent Accountants of Coopers & Lybrand L.L.P. dated May 29, 1997, except for Note 14, as to which the date is February 26, 1998.

c.   Consolidated Balance Sheets at December 31, 1997 and 1996.

d. Consolidated Statement of Income for the Years ended December 31, 1997, 1996 and 1995.

e. Consolidated Statements of Changes in Shareholder's Equity for the Years ended December 1997, 1996 and 1995.

f. Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

g.   Notes to Financial Statements - December 31, 1997

(2)  Financial Statement Schedules:

a. Schedule I - Summary of Investments - Other than Investments in Related Parties.

b.   Schedule III - Supplemental Insurance Information

c.   Schedule IV - Reinsurance

(3)  Exhibits (the Registrant is also referred to as the "Company")

--------------------------------------------------------------------------------
Exhibit No.                 Description
--------------------------------------------------------------------------------

1(a) Underwriting Agreement between the Company and Manufacturers Securities Services, LLC, formerly NASL Financial Services, Inc. (Underwriter)1/

1(b)i Promotional Agent Agreement between Manufacturers Securities Services, LLC, formerly NASL Financial Services, Inc. (Underwriter), the Company and Wood Logan Associates, Inc. (Promotional Agent) 2/

1(b)ii                      Amendment to Promotional Agent Agreement 1/

2                           Not Applicable

3(i)(a)                     Certificate of Incorporation of the Company 3/

3(i)(b) Certificate of Amendment of Certificate of Incorporation of the Company, Name Change, July 1984 3/

--------------------------------------------------------------------------------
Exhibit No.             Description
--------------------------------------------------------------------------------
3(i)(c)                 Certificate of Amendment of Certificate of
                        Incorporation of the Company, Authorization of Capital, December 1994 3/

3(i)(d) Certificate of Amendment of Certificate of Incorporation of the Company, Name Change, March 1997 4/

3(i)(e) Certificate of Amendment of Certificate of Incorporation of the Company, Registered Agent, July 1997 3/

3(ii)                   Amended and Restated By-Laws of the Company 3/

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

4(iii)                  Individual  Retirement Annuity Endorsement - 10/

4(iv)                   ERISA Tax-Sheltered Annuity Endorsement - 10/

4(v)                    Tax-Sheltered Annuity Endorsement - 10/

4(vi)                   Section 401 Plans Endorsement - 10/

5                       Opinion and Consent of James D. Gallagher, Esq.- 11/

6                       Not Applicable

7                       Not Applicable

8                       Not Applicable

9                       Not Applicable

10(i)                   -   Form of broker-dealer agreement between the
                            Company, Manufacturers Securities Services,
                            LLC, formerly NASL Financial Services, Inc.
                            (underwriter), Wood Logan Associates, Inc.
                            (Promotional Agent) and broker-dealers 5/
(10)(ii)
                        -   Reinsurance and Guaranteed Death Benefits
                            Agreement between the Company  and Connecticut
                            General Life Insurance Company 8/
(10)(iii)
                        -   Reinsurance Agreement between the Company and
                            PaineWebber Life Insurance Company 9/
(10)(iv)
                        -   Coinsurance Agreement between the Company and
                            Peoples Security Life Insurance Company - 12/

(10)(v)                 -   Reinsurance and Accounts Receivable Agreements
                            between the Company and ITT Lyndon Life - 12/

(10)(vi)                -   Automatic Modified -Coinsurance Reinsurance
                            Agreement between the Company and Transamerica
                            Occidental Life Insurance Company  - 12/

(10)(vii)               -   Automatic Yearly Renewable Term Reinsurance
                            Agreement between the Company and Transamerica
                            Occidental Life Insurance Company - 12/

(10)(viii)              -   Amendment No. 1 to the Variable Annuity
                            Guaranteed Death Benefit Reinsurance Agreement between the Company and Connecticut General
                            Life Insurance Company - 12/

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

22                      Not Applicable

23(i)                   Not Applicable

23(ii)                  Not Applicable

24 (i) Power of Attorney - John D. Richardson, Director and Chairman of the Company

24(ii) Power of Attorney - David W. Libbey, Principal Financial Officer of the Company 3/

--------------------------------------------------------------------------------
Exhibit No.                  Description
--------------------------------------------------------------------------------

24(iii) Power of Attorney - Peter Hutchison, Director of the Company 1/

25                           Not Applicable

26                           Not Applicable

27                           Financial Data Schedule - 13/

28                           Not Applicable


1/ Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4, file number 33-76162, filed February 25, 1988 on behalf of The Manufacturers Life Insurance Company of North America Separate Account A.

2/ Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4, file number 33-76162, filed April 29, 1997 on behalf of The Manufacturers Life Insurance Company of North America Separate Account A.

3/ Incorporated by reference to Form 10Q, file number 812-06037, filed November 14, 1997 on behalf of The Manufacturers Life Insurance Company of North America.

4/ Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1, file number 333-6011, filed October 9, 1997 on behalf of The Manufacturers Life Insurance Company of North America.

5/ Incorporated by reference to Exhibit (b)(3)(iii) to pre-effective amendment no. 1 to Form N-4, file number 33-9960, filed February 2, 1987 on behalf of the NASL Variable Account of the Company, now known as The Manufacturers Life Insurance Company of North America Separate Account A

6/    not applicable

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

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
(Registrant)



By: /s/ John D. Desprez III
    -------------------------------------------------
    John D. DesPrez III, Principal Executive Officer


By: /s/ David W. Libbey
    -------------------------------------------------
    David W. Libbey, Vice President, Treasurer and
    Chief Financial Officer
    (Principal Financial Officer)

Date: March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities with the Registrant and on the dates indicated.


SIGNATURE                        TITLE                                   DATE


/s/ John D. DesPrez III                                                  March 31, 1998
-------------------------------                                          ------------------
John D. DesPrez III              Director and President (Principal       Date
                                 Executive Officer)



-------------------------------                                          ------------------
*Peter S. Hutchison              Director                                Date



-------------------------------                                          ------------------
*John D. Richardson              Director and Chairman of the Board      Date


/s/ David W. Libbey                                                      March 31, 1998
-------------------------------                                          ------------------
David W. Libbey                  Vice President, Treasurer and Chief     Date
                                 Financial Officer (Principal and
                                 Accounting Officer)


/s/ James D. Gallagher                                                   March  31, 1997
-------------------------------                                          ------------------
*By James D. Gallagher                                                   Date
  Attorney-in-Fact Pursuant to
  Powers of Attorney


                                        AUDITED CONSOLIDATED
                                        FINANCIAL STATEMENTS



                                        THE MANUFACTURERS LIFE
                                        INSURANCE COMPANY OF NORTH
                                        AMERICA (FORMERLY NORTH
                                        AMERICAN SECURITY LIFE
                                        INSURANCE COMPANY)



                                        Years ended December 31, 1997, 1996
                                        and 1995

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

                    Audited Consolidated Financial Statements


                  Years ended December 31, 1997, 1996 and 1995




                                    CONTENTS

Report of Independent Auditors............................................... 28

Audited Consolidated Financial Statements

Consolidated Balance Sheets.................................................. 30
Consolidated Statements of Income............................................ 31
Consolidated Statements of Changes in Shareholder's Equity................... 32
Consolidated Statements of Cash Flows........................................ 33
Notes to Consolidated Financial Statements................................... 34

                         Report of Independent Auditors


The Board of Directors and Shareholder
The Manufacturers Life Insurance Company of North America


We have audited the accompanying consolidated balance sheets of The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company and hereinafter referred to as the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for the years then ended. Our audit also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the 1997 and 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Manufacturers Life Insurance Company of North America at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respect the information set forth therein.



/s/ Ernst & Young LLP
---------------------
Boston, Massachusetts
February  26, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and
Shareholder of The Manufacturers Life Insurance
Company of North America:

We have audited the accompanying statements of income, changes in stockholder's equity and cash flows of The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company) for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Manufacturers Life Insurance Company of North America for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 40 (FIN 40) and Statement of Financial Accounting Standards No. 120 (SFAS 120), which required implementation of several accounting pronouncements not previously adopted.
The effects of adopting FIN 40 and SFAS 120 were retroactively applied to the Company's previously issued financial statements, consistent with the implementation guidance of those standards.



/s/ Coopers & Lybrand L.L.P.
----------------------------

Boston, Massachusetts
May 29, 1997, except for Note 14,
as to which the date is February 26, 1998

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

                           Consolidated Balance Sheets


                                                                                      DECEMBER 31
                                                                               1997                 1996
                                                                        --------------------------------------
ASSETS
Investments:
   Fixed maturities available-for-sale, at fair value                   $   143,307,365         $   97,431,343
   Marketable equity securities available-for-sale,
     at fair value                                                                                       1,177
   Short-term investments                                                    14,991,793              4,294,370
   Foreclosed real estate                                                            --              2,268,120
   Policy loans                                                               3,275,654                637,096
                                                                        --------------------------------------
                                                                            161,574,812            104,632,106

Cash and cash equivalents                                                     7,338,690             12,073,302
Accrued investment income                                                     2,640,707              1,806,106
Deferred policy acquisition costs                                           364,983,732            290,610,274
Receivable from affiliates                                                    4,605,036
Other assets                                                                  9,625,844              8,229,825
Due from reinsurers                                                         553,833,869            573,418,610
Separate account assets                                                   9,529,160,219          6,820,599,385
                                                                        --------------------------------------

Total assets                                                            $10,633,762,909         $7,811,369,608
                                                                        ======================================



LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
   Policyholder funds                                                   $    92,750,188         $   82,619,372
   Payable to affiliates                                                                             1,462,021
   Amounts on deposit from reinsurer                                          3,000,000              6,000,000
   Amount payable to reinsurers                                             571,881,943            593,909,628
   Notes payable to affiliates                                              183,955,075            158,200,680
   Deferred tax liability                                                    16,428,278                288,800
   Other liabilities                                                         27,861,648             21,219,254
   Separate account liabilities                                           9,529,160,219          6,820,599,385
                                                                        --------------------------------------
Total liabilities                                                        10,425,037,351          7,684,299,140

Shareholder's equity:
   Common stock (par value $1,000 per share--authorized, 3,000
     shares; issued and outstanding, 2,600 shares)                            2,600,000              2,600,000
   Additional paid-in capital                                               179,052,696            131,322,072
   Unrealized appreciation on securities available-for-sale                   1,199,890                508,601
   Retained earnings (deficit)                                               25,872,972             (7,360,205)
                                                                        --------------------------------------
Total shareholder's equity                                                  208,725,558            127,070,468
                                                                        --------------------------------------

Total liabilities and shareholder's equity                              $10,633,762,909         $7,811,369,608
                                                                        ======================================



See accompanying notes.

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

                        Consolidated Statements of Income



                                                                            YEARS ENDED DECEMBER 31
                                                                 1997             1996                1995
                                                             -------------------------------------------------

Revenues:
   Fees from separate accounts and policyholder funds        $126,636,872      $ 95,323,185       $ 77,572,040
   Advisory fees and other distribution revenues               67,677,977        46,232,682         27,911,710
   Net investment income                                        7,905,545         5,452,083         28,701,102
   Net realized investment gains                                  530,886           764,139          9,711,168
                                                             -------------------------------------------------
                                                              202,751,280       147,772,089        143,896,020

Benefits and expenses:
   Benefits to policyholders                                    4,986,244         4,241,628         27,128,685
   Amortization of deferred policy acquisition costs           40,648,703        30,830,214         43,287,070
   Other insurance expenses                                   100,385,240        71,255,354         58,745,087
   Financing costs                                             14,267,785        15,820,730          9,282,164
                                                             -------------------------------------------------
                                                              160,287,972       122,147,926        138,443,006
                                                             -------------------------------------------------

Income from continuing operations before provision
   for income tax (benefit)                                    42,463,308        25,624,163          5,453,014

Provision for income tax (benefit):
   Current                                                       (723,741)        1,464,291          2,022,624
   Deferred                                                    15,767,246         7,614,476         (9,063,710)
                                                             -------------------------------------------------
                                                               15,043,505         9,078,767         (7,041,086)
                                                             -------------------------------------------------
Income from continuing operations                              27,419,803        16,545,396         12,494,100

Discontinued operations
   Loss from operations, net of tax                              (141,134)         (809,948)        (1,461,888)
   Gain on disposal, net of tax                                 5,954,508
                                                             -------------------------------------------------

Net income                                                   $ 33,233,177      $ 15,735,448       $ 11,032,212
                                                             =================================================



See accompanying notes.

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

           Consolidated Statements of Changes in Shareholder's Equity

                  Years ended December 31, 1997, 1996 and 1995


                                                                       UNREALIZED
                                                                    APPRECIATION ON      RETAINED             TOTAL
                                                     ADDITIONAL        SECURITIES        EARNINGS         SHAREHOLDER'S
                                   COMMON STOCK   PAID-IN CAPITAL  AVAILABLE-FOR-SALE    (DEFICIT)           EQUITY
                                    ------------------------------------------------------------------------------------

Balance at December 31, 1994 as
   previously reported              $2,600,000      $110,633,000                        $(53,824,868)      $  59,408,132
Cumulative effect on prior years
   of applying the new basis of
   accounting                                          1,830,140      $ (8,664,619)       19,697,003          12,862,524
                                    ------------------------------------------------------------------------------------
Balance at January 1, 1995           2,600,000       112,463,140        (8,664,619)      (34,127,865)         72,270,656
   Net income                                                                             11,032,212          11,032,212
   Reversal of deferred tax
     valuation allowance                                 858,932                                                 858,932
   Change in unrealized
     appreciation on securities
     available-for-sale, net of tax                                     11,094,515                            11,094,515
                                    ------------------------------------------------------------------------------------
Balance at December 31, 1995         2,600,000       113,322,072         2,429,896       (23,095,653)         95,256,315
   Capital contribution                               18,000,000                                              18,000,000
   Net income                                                                             15,735,448          15,735,448
   Change in unrealized
     appreciation on securities
     available-for-sale, net of
     tax and DPAC adjustments                                           (1,921,295)                           (1,921,295)
                                    ------------------------------------------------------------------------------------
Balance at December 31, 1996         2,600,000       131,322,072           508,601        (7,360,205)        127,070,468
   Capital contribution                               47,730,624                                              47,730,624
   Net income                                                                             33,233,177          33,233,177
   Change in unrealized
     appreciation on securities
     available-for-sale, net of
     tax and DPAC adjustments                                              691,289                               691,289
                                    ------------------------------------------------------------------------------------

Balance at December 31, 1997        $2,600,000      $179,052,696      $  1,199,890      $ 25,872,972        $208,725,558
                                    ====================================================================================



See accompanying notes.

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

                      Consolidated Statements of Cash Flows

                                                                                  YEARS ENDED DECEMBER 31
                                                                        1997                1996               1995
                                                                 ------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                       $   33,233,177       $  15,735,448       $  11,032,212
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Write-down of foreclosed real estate                                                   342,025           1,235,620
     Amortization of bond discount and premium                          400,488             196,315              56,458
     Benefits to policyholders                                        4,986,244           4,241,628          27,128,685
     Gain on interest rate swap                                                          (1,632,000)           (475,407)
     Provision for deferred income tax (benefit)                     15,767,246           7,944,703          (7,929,766)
     Net realized investment gains                                     (530,886)           (764,139)         (9,711,168)
     Amortization of deferred policy acquisition costs               40,648,703          30,830,214          43,287,070
     Amortization of deferred policy acquisition costs
       included in discontinued operations                            1,706,547           2,213,505           1,035,069
     Policy acquisition costs deferred                             (123,964,814)        (89,535,239)        (61,103,093)
     Gain on disposal of discontinued operations                     (9,393,984)
     Changes in assets and liabilities:
         Accrued investment income                                     (834,601)            146,322           5,575,157
         Other assets                                                (1,396,019)          2,061,204          (2,456,292)
         Receivable from affiliates                                  (4,605,036)
         Payable to affiliates                                       (1,462,021)         (4,203,687)         (4,233,252)
         Other liabilities                                            6,642,395          (1,788,725)         12,081,461
                                                                 ------------------------------------------------------
Net cash (used in) provided by operating activities                 (38,802,561)        (34,212,426)         15,522,754

INVESTING ACTIVITIES
Purchase of fixed maturities                                       (118,765,270)        (48,300,025)       (506,524,031)
Purchase of marketable equity securities                               (250,000)         (6,033,533)        (10,137,860)
Mortgage loans issued                                                                                          (136,101)
Proceeds from fixed maturities sold, matured or repaid               74,625,632          41,269,218         781,840,143
Proceeds from marketable equity securities sold                           1,239          12,737,787           5,080,010
Proceeds from sales of foreclosed real estate                         2,268,120           1,602,064             860,375
Proceeds from disposal of discontinued operations                    16,337,562
Proceeds from sales of mortgage loans                                                                       110,791,046
Net change in short-term investments                                (10,697,423)         (3,984,370)
Net change in policy loans                                           (2,638,558)           (569,773)          2,511,985
                                                                 ------------------------------------------------------
Net cash (used in) provided by investing activities                 (39,118,698)         (3,278,632)        384,285,567

FINANCING ACTIVITIES
Net reinsurance (consideration) proceeds                             (2,442,944)         (1,116,114)          4,785,845
Repayment of amounts on deposit from reinsurers                      (3,000,000)         (3,000,000)         (3,000,000)
Receipts credited to policyholder funds                              20,606,428          20,923,239         302,496,632
Return of policyholder funds                                        (15,461,856)        (24,657,906)        (69,404,163)
Transfer of policyholder funds to reinsurer                                                                (745,950,764)
Increase in notes payable to affiliates                              25,754,395         138,200,680
Increase in notes payable                                                                                    29,843,003
Notes payable repaid                                                                   (109,866,565)        (20,000,000)
Capital contribution                                                 47,730,624          18,000,000
                                                                 ------------------------------------------------------
Net cash provided by (used in)  financing activities                 73,186,647          38,483,334        (501,229,447)
                                                                 ------------------------------------------------------

Net (decrease) increase  in cash and cash equivalents                (4,734,612)            992,276        (101,421,126)
Cash and cash equivalents at beginning of year                       12,073,302          11,081,026         112,502,152
                                                                 ------------------------------------------------------

Cash and cash equivalents at end of year                         $    7,338,690       $  12,073,302       $  11,081,026
                                                                 ======================================================
Non-cash transactions:
   Mortgage loans transferred to foreclosed real estate                                                      $2,405,052
                                                                 ======================================================


See accompanying notes.

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

                   Notes to Consolidated Financial Statements

                                December 31, 1997



1.  ORGANIZATION

The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company and hereinafter referred to as MNA or the Company) is a stock life insurance company domiciled in the State of Delaware. The Company is a wholly-owned subsidiary of Manulife Wood Logan Holding Company, Inc. (formerly NAWL Holding Company, Inc. and hereinafter referred to as MWL or the Parent). On January 1, 1996, North American Life Assurance Company of North York, Canada (NAL), the former parent of the Company, merged with The Manufacturers Life Insurance Company. The surviving company conducts business under the name The Manufacturers Life Insurance Company (MLI).

Concurrent with the merger, the Company's Parent went through a corporate restructuring which resulted in the formation of a newly organized holding corporation, MWL. At that time, all of the assets and liabilities of MNA and its subsidiaries, The Manufacturers Life Insurance Company of New York (formerly First North American Life Assurance Company and hereinafter referred to as MNY) and NASL Financial Services, Inc. (NASL Financial), were transferred from MLI to MWL. In addition, MLI's 20.2% ownership interest in Wood Logan Associates, Inc. and its majority-owned subsidiary, Wood Logan Distributors, Inc., (collectively Wood Logan) was transferred to MWL. In exchange, MLI received all Class A shares of MWL common stock representing an 85% ownership interest. On January 1, 1997, MLI contributed 62.5% of its 85% ownership interest to its indirect wholly-owned subsidiary, The Manufacturers Life Insurance Company (U.S.A.) (MANUSA). Effective December 18, 1997, MLI transferred its remaining 22.5% interest in MWL to MRL Holding, LLC, (MRL) a newly formed Delaware limited liability company.

Also effective January 1, 1996, as part of the restructuring, the remaining 79.8% of Wood Logan was purchased by MWL. In exchange for the remaining shares of Wood Logan, certain employees and former owners of Wood Logan received the Class B voting shares of MWL representing a 15% ownership interest. Wood Logan provides marketing services for the sale of the annuity products of MNA and MNY.

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)




1.  ORGANIZATION (CONTINUED)

The Company issues individual life, variable life and annuity insurance contracts (the contracts) in forty-eight states, including New York. Amounts invested in the fixed portion of the contracts are allocated to the general account of the Company. Amounts invested in the variable portion of the contracts are allocated to the separate accounts of the Company. The separate account assets are invested in shares of the Manufacturers Investment Trust (formerly NASL Series Trust and hereinafter referred to as MIT), a no-load, open-end management investment company organized as a Massachusetts business trust.

NASL Financial acted as investment adviser to MIT and the North American Funds
(NAF), a no-load, open-end management investment company organized as a Massachusetts business trust. NASL Financial also acted as principal underwriter of the annuity and life insurance contracts issued by the Company. NASL Financial had an agreement with Wood Logan to act as the promotional agent for the sale of the variable annuity and variable life insurance products issued by MNA and MNY.

Effective October 1, 1997, Manufacturers Securities Services, LLC (MSS), replaced NASL Financial as the investment advisor to MIT and as the principal underwriter of the annuity contracts. Wood Logan provides marketing services for the sale of annuity contracts under an Administrative Services Agreement dated October 7, 1997, between the Company and MLI.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company and its majority and wholly-owned subsidiaries have been prepared in conformity with generally accepted accounting principles (GAAP).

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

Prior to 1996, the Company prepared its financial statements in conformity with accounting practices prescribed or permitted by the Delaware Insurance Department which practices were considered GAAP for mutual life insurance companies. FASB Interpretation 40, Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and other Enterprises (FIN 40), as amended, which is effective for 1996 annual financial statements, no longer permits statutory-basis financial statements to be described as being prepared in conformity with GAAP. Accordingly, the Company has adopted various accounting pronouncements, principally Statement of Financial Accounting Standards No. 120, Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts (SFAS No. 120), which addresses the accounting for long-duration insurance contracts.

Pursuant to the requirements of the above pronouncements, the effect of the changes in accounting have been applied retroactively and the previously issued 1995 financial statements have been restated for the change. The effect of the change applicable to years prior to January 1, 1995 has been presented as a restatement of shareholder's equity as of this date.

The adoption had the effect of increasing net income for 1995 by approximately $18,300,000.

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and the accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts and operations, after intercompany eliminations, of the Company and its majority and wholly-owned subsidiaries, MNY and MSS (NASL Financial through October 1, 1997).

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS AND INVESTMENT INCOME

The Company accounts for its fixed maturities and marketable equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 requires that fixed maturities and marketable equity securities be designated as either held-to-maturity, available-for-sale or trading at the time of purchase. Held-to-maturity fixed maturities are reported at amortized cost and the remainder of fixed maturities and marketable equity securities are reported at fair value with unrealized holding gains and losses reported in income for those designated as trading and as a separate component of shareholder's equity for those designated as available-for-sale.

The Company has classified all of its fixed maturities and marketable equity securities as available-for-sale. As a result, these securities are reported in the accompanying financial statements at fair value. Changes in fair values, after adjustment for deferred policy acquisition costs (DPAC) and deferred income taxes, are reported as unrealized appreciation or depreciation directly in shareholder's equity, and accordingly, have no effect on net income. The DPAC offset to the unrealized appreciation or depreciation represents valuation adjustments or reinstatements of DPAC that would have been required as a charge or credit to operations had such unrealized amounts been realized.

The amortized cost of fixed maturities is adjusted for the amortization of premiums and accretion of discounts using the interest method. This amortization or accretion is included in net investment income.

For the mortgage-backed bond portion of the fixed maturities portfolio, the Company recognizes amortization using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. That adjustment is included in net investment income.

Short-term investments generally consist of instruments which have a maturity of less than one year at the time of acquisition. Short-term investments are reported at cost, which approximates fair value.

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS AND INVESTMENT INCOME (CONTINUED)

Real estate acquired in satisfaction of debt is stated at the lower of the appraised fair value or the outstanding principal loan balance plus accrued interest and foreclosure costs.

Policy loans are reported at unpaid balances, not in excess of the underlying cash value of the policies.

Realized gains or losses on investments sold and declines in value judged to be other-than-temporary are determined on the specific identification basis.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

DEFERRED POLICY ACQUISITION COSTS

Commissions, net of commission allowances for reinsurance ceded, and other costs of acquiring new business that vary with and are primarily related to the production of new business have been deferred. These acquisition costs are being amortized generally in proportion to the present value of expected gross profits from surrender charges and investment, mortality and expense margins. That amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

The Company, through the date of the NAF sale, deferred NAF commissions and promotional agent fees (NAF commission) up to the amount recoverable from contingent deferred sales charges (CDSC). Deferred NAF commissions were recognized on a straight-line basis over the period in which the CDSC's were in effect.

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)




2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEPARATE ACCOUNT ASSETS AND LIABILITIES

Separate account assets and liabilities that are reported in the accompanying consolidated balance sheet represent investments in MIT, which are mutual funds that are separately administered for the exclusive benefit of the variable life and annuity policyholders and are reported at fair value. Such policyholders, rather than the Company, bear the investment risk. The operations of the separate accounts are not included in the accompanying consolidated financial statements. Fees charged on separate account policyholder funds are included in revenues.

POLICYHOLDER FUNDS AND BENEFITS TO POLICYHOLDERS

Policyholder funds for the fixed portion of variable life and annuity contracts are computed under a retrospective deposit method and represent account balances before applicable surrender charges. Benefits to policyholders include interest credited to policyholders and other benefits that are charged to expense including benefit claims incurred in the period in excess of the related policyholder account balances. Interest crediting rates for the fixed portion of variable life and annuity contracts ranged from 4.10% to 6.15% in 1997; 4.00% to 6.15% in 1996 and 4.20% to 7.15% in 1995.

RECOGNITION OF REVENUES

Fees from separate accounts and policyholder funds represent fees assessed against policyholder account balances, and include mortality and expense risk charges, surrender charges and an annual administrative charge.

MSS, and formerly NASL Financial (collectively the Advisor), are responsible for managing the corporate and business affairs of MIT and act as investment advisor to MIT. As compensation for its investment advisory services, the Advisor receives advisory fees based on the daily average net assets of the portfolios. The Advisor, as part of its advisory services, is responsible for selecting and compensating subadvisors to manage the investment and reinvestment of the assets of each portfolio, subject to the supervision of the Board of Trustees of MIT. The Company's discontinued operations include the compensation of NASL Financial for investment advisory fees and subadvisor compensation from NAF through October 1, 1997 the date the Company sold NAF. Subadvisor compensation, for MIT, is included in other insurance expenses.

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCING AGREEMENTS

The Company has entered into various financing agreements with reinsurers. All assets and liabilities related to these contracts are reported on a gross basis. Due to the nature of the Company's products, these agreements are accounted for under the deposit method whereby the net premiums paid to the reinsurer are recorded as deposits.

INCOME TAXES

Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that likely will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

RECLASSIFICATIONS

Certain 1995 balances have been reclassified to permit comparison with the 1997 and 1996 presentations.

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)



3.  INVESTMENTS

The major components of net investment income are as follows:

                                                  YEAR ENDED DECEMBER 31
                                        1997              1996             1995
                                     ----------------------------------------------

Fixed maturities                     $7,250,366       $ 5,197,363       $21,980,896
Marketable equity securities                               34,993           137,862
Mortgage loans                                                            5,620,613
Short-term investments                1,126,181         1,187,368         3,133,008
Foreclosed real estate                                    432,648          (164,540)
                                     ----------------------------------------------
                                      8,376,547         6,852,372        30,707,839
Less: investment expenses              (471,002)       (1,400,289)       (2,006,737)
                                     ----------------------------------------------

Net investment income                $7,905,545       $ 5,452,083       $28,701,102
                                     ==============================================


The proceeds from sales of available-for-sale fixed maturities for the year ended December 31, 1997, 1996 and 1995 were $53,325,435, $15,151,764 and
$755,538,955, respectively.

The gross realized gains and losses on the sales of investments for the year ended December 31, 1997, 1996 and 1995 are as follows:

                                                 YEAR DECEMBER 31
                                       1997             1996            1995
                                    --------------------------------------------

Fixed maturities:
   Gross realized gains             $ 787,645        $ 429,786      $10,913,975
   Gross realized losses               (6,759)          (3,814)      (2,042,666)
Marketable equity securities:
   Gross realized gains                                988,022           80,010
   Gross realized losses             (250,000)         (15,308)
Mortgage loans:
   Gross realized gains                                                 967,301
Foreclosed real estate:
   Gross realized gains                                                  12,063
   Gross realized losses                              (634,547)        (219,515)
                                    --------------------------------------------

Net realized gain                   $ 530,886        $ 764,139      $ 9,711,168
                                    ============================================


            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)


3.  INVESTMENTS (CONTINUED)

The gross unrealized gains and losses for fixed maturities available-for-sale and marketable equity securities held at December 31, 1997 and 1996 are as follows:

                                                         GROSS          GROSS
                                          AMORTIZED    UNREALIZED     UNREALIZED        FAIR
                                            COST          GAINS         LOSSES         VALUE
                                          ---------------------------------------------------
                                                           (In Thousands)

DECEMBER 31, 1997
Fixed maturities:
   U.S. Treasury securities and
     obligations of U.S. Government
     agencies                             $ 14,333        $  566        $ 13         $ 14,886
   Corporate securities                    110,191         1,905          23          112,073
   Mortgage-backed securities               10,455            74           3           10,526
   States, territories and possessions       5,594           228                        5,822
                                          ---------------------------------------------------

Total                                     $140,573        $2,773        $ 39         $143,307
                                          ===================================================


DECEMBER 31, 1996
Fixed maturities:
   U.S. Treasury securities and
     obligations of U.S. Government
     agencies                             $ 10,160        $  337        $ 27         $ 10,470
   Corporate securities                     79,375         1,084         208           80,251
   Mortgage-backed securities                1,940            19           9            1,950
   States, territories and possessions       4,578           182                        4,760
                                          ---------------------------------------------------
   Total fixed-maturity securities          96,053         1,622         244           97,431
Marketable equity securities                     1                                          1
                                          ---------------------------------------------------

Total                                     $ 96,054        $1,622        $244         $ 97,432
                                          ===================================================

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)


3.  INVESTMENTS (CONTINUED)

The amortized cost and fair value of fixed maturities available-for-sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers or lenders may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   AMORTIZED               FAIR
                                                      COST                VALUE
                                                   ----------------------------
                                                          (In Thousands)

FIXED MATURITIES AVAILABLE-FOR-SALE
Due in one year or less                            $ 13,870            $ 13,870
Due after one year through five years                61,741              63,235
Due after five years through ten years               32,936              33,350
Due after ten years through twenty years              2,050               2,127
Due after twenty years                               19,521              20,199
Mortgage-backed securities                           10,455              10,526
                                                   ----------------------------

Total fixed maturities available-for-sale          $140,573            $143,307
                                                   ============================

Investments with a fair value of $6,283,750 and $5,820,150 at December 31, 1997 and 1996 respectively were on deposit with, or in custody accounts on behalf of, state insurance departments to satisfy regulatory requirements.

4.  FEDERAL INCOME TAXES

Beginning in 1996, the Company participated as a member of the MWL affiliated group consolidated federal income tax return. In 1995, the Company filed a group consolidated federal income tax return with MNY and NASL Financial. The Company files separate state income tax returns. The method of allocation between companies is subject to a written tax sharing agreement. The tax liability is allocated to each member on a pro rata basis based on the relationship that the member's tax liability computed on a separate return basis bears to the tax liability of the consolidated group. The tax charge to the Company shall not be more than the Company would have paid on a separate return basis.

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)



4.  FEDERAL INCOME TAXES

The Company's effective income tax rate varied from the statutory federal income tax rate as follows:


                                                                        YEAR ENDED DECEMBER 31
                                                                1997           1996           1995
                                                                ----------------------------------
Statutory federal income rate applied to income
   before federal income taxes                                  35%             35%            35%
Add (deduct):
   Non-deductible meals and entertainment                        1               1              2
   Nondeductible consulting fees                                                                4
   Change in prior year income taxes                            (1)             (1)
   Reversal of deferred asset valuation allowance                                            (285)
                                                                ---------------------------------
Effective income tax rate                                       35%             35%          (244)%
                                                                =================================


The Company maintained a valuation allowance of approximately $11,982,000 at December 31, 1994 as the Company had current and cumulative net losses. During 1997, 1996 and 1995, no valuation allowance has been established as the Company believes that it is more likely than not that its deferred tax assets will be realized from the generation of future taxable income.

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)


4.  FEDERAL INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability are as follows:

                                                            DECEMBER 31
                                                     1997               1996
                                               --------------------------------

Deferred tax assets:
   Net operating loss carryforwards                                $ 10,313,135
   Financing arrangements                      $  2,699,371           4,222,611
   Interest on notes payable                      1,282,776             677,823
   Guaranty fund assessment liabilities             315,000             490,000
   Alternative minimum tax credit                                       313,839
   Real estate                                      607,920             241,266
   Other                                            116,862             500,524
                                               --------------------------------
Total deferred tax assets                         5,021,929          16,759,198
                                               --------------------------------
Deferred tax liabilities:
   Deferred policy acquisition costs            (18,429,529)        (15,336,265)
   Unrealized appreciation on securities
      available-for-sale                           (646,094)           (273,863)
   Other                                         (2,374,584)         (1,437,870)
                                               --------------------------------
Total deferred tax liabilities                  (21,450,207)        (17,047,998)
                                               --------------------------------

Net deferred tax liability                     $(16,428,278)       $   (288,800)
                                               ================================


The Company made estimated tax payments of $530,666, $0 and $164,260 in 1997, 1996 and 1995, respectively.

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)


5.  FINANCING AGREEMENTS

All financing agreements entered into with reinsurance companies relate solely to the products sold by the Company and not its subsidiaries. The Company's reinsured products are considered investment products under generally accepted accounting principles and, as such, the reinsurance agreements are considered financing arrangements and are accounted for under the deposit method. Under this method, net premiums received by the reinsurer are recorded as deposits. Financing transactions have been entered into primarily to improve cash flow and statutory capital. All financing agreements discussed below were in effect for the full year in 1997, 1996 and 1995 unless otherwise indicated.

On June 30, 1995, the Company entered into an indemnity coinsurance agreement with Peoples Security Life Insurance Company (Peoples), a AA+ rated subsidiary of the Aegon Corporation, to reinsure 100% of the fixed portion of the variable annuity business written by the Company. In 1997, the treaty was amended to cover the Company's Market Value Adjusted fixed annuity product.

The indemnity aspects of the agreement provide that the Company remains liable for the contractual obligations whereas Peoples agrees to indemnify the Company for any contractual claims incurred. The coinsurance aspects of the agreement require the Company to transfer to Peoples all receipts of the fixed portion of premiums and transfers from variable to the fixed portion of the variable annuity contracts. Once transferred, the assets belong to Peoples. In exchange, Peoples reimburses the Company for all claims and provides expense allowances to cover commissions and other costs associated with the acquisition of the fixed portion of the variable annuity business. Under this agreement, the Company will continue to administer the fixed portion of the annuity business for which it will earn an expense allowance.

Peoples is responsible for investing the premiums received for the fixed portion of the contracts and is at risk for any potential investment gains and losses. There is no recourse to the Company if investment losses are incurred. As of October, 1997, the assets are maintained at Bankers Trust under a trust agreement owned by Peoples. The Company is the beneficiary of the trust.

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)


5.  FINANCING AGREEMENTS (CONTINUED)

Effective July 1, 1995 and August 1, 1995, the Company entered into treaties with the Connecticut General Life Insurance Company (CIGNA) and Swiss Re Life Insurance Company, respectively, to reinsure the minimum death benefit guarantee risks of the Company. Each company has assumed 50% of the risk. In addition, the Company reinsured 50% of its risk related to the waiving of surrender charges at death with CIGNA. The Company is paying the reinsurers an asset-based premium, the level of which varies with both the amount of exposure to this risk and the realized experience.

Effective November 1, 1995, the Company entered into a modified coinsurance treaty with Transamerica Occidental Life Insurance Company (Transamerica). Transamerica reinsures a 50% quota share of the variable portion of the Company's variable life insurance contracts. At inception, Transamerica reinsured 80% of this product's net amount at risk in excess of the Company's retention limit on a yearly renewable term basis. At December 31, 1997, this contract was amended to increase this percentage to 100%.

The Company entered into a modified coinsurance agreement with RGA/Swiss, formerly ITT Lyndon Life, to cede 64% of certain variable annuity contracts (policy form 203-VA) and 95% of certain other variable annuity contracts (VISION.001). At the time of the transaction, the Company received $25 million in cash representing withheld premiums of $15 million and $10 million of ceding commissions. The withheld premiums are being repaid with interest over five years. The ceding commission is payable out of future profits generated by the business reinsured. Effective December 31, 1994, the agreement was amended to increase the percentage of ceded business on policy form 203-VA to 95%. In return, the Company received additional ceding commissions of $5,200,000 which is reflected as a due to reinsurers and is expected to be paid back over a five year period. Policies issued under the applicable policy forms after December 31, 1996, in accordance with a 1997 amendment, are not reinsured under this agreement.

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)


5.  FINANCING AGREEMENTS (CONTINUED)

The Company entered into an indemnity quota share reinsurance agreement with PaineWebber Life to reinsure a portion of its policy forms 207-VA, VFA, VENTURE.001, and VENTURE.003. The quota share percentage for business written prior to January 1, 1997 varies between 15% and 35% depending on the policy form. Effective January 1, 1997, the agreement was amended to change the quota share to 20% for policies written thereafter. The form of reinsurance is modified coinsurance and only covers the variable portion of contracts written by PaineWebber brokers. All elements of risk (including persistency, investment performance, and mortality) have been transferred.

During 1997, the Company entered into a modified coinsurance agreement with Merrill Lynch Life to cede 50% of the variable portion of its Merrill Lynch policies. The agreement only covers the variable portion of contracts sold by Merrill Lynch brokers. All elements of risk (including persistency, investment performance, and mortality) have been transferred.

In the event of insolvency of a reinsurer, the Company remains primarily liable to its policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company and accordingly, the Company periodically monitors the financial condition of its reinsurers.

6.  SHAREHOLDER'S EQUITY

Generally, the net assets of the Company and its insurance subsidiary available for the Parent as dividends are limited to and cannot be made except from earned statutory basis profits. The maximum amount of dividends that may be paid by life insurance companies without prior approval of the Insurance Commissioners of the States of Delaware and New York is subject to restrictions relating to statutory surplus and net gain from operations on a statutory basis.

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)


6.  SHAREHOLDER'S EQUITY (CONTINUED)

Net income (loss) and capital and surplus, as determined in accordance with statutory accounting principles, for the Company and its insurance subsidiary, MNY, were as follows:



                                                    YEAR ENDED DECEMBER 31
                                            1997             1996             1995
                                        ----------------------------------------------
MNA:
   Net income (loss)                    $ 22,259,385      $ 3,066,908      $(7,287,985)
   Net capital and surplus               139,170,756       69,553,706       50,157,994

MNY:
   Net (loss) income                      (1,562,544)         231,315         (578,899)
   Net capital and surplus                68,336,238       22,265,070        8,821,782


The Company's broker dealer subsidiaries, MSS and formerly NASL Financial (through October 1, 1997), are subject to the Securities and Exchange Commission's (SEC) "Net Capital Rule" as defined under rule 15c3-1. At December 31, 1997 and 1996, the net capital of each of the broker dealers exceeded the SEC's minimum capital requirements.

The components of the balance sheet caption "Unrealized appreciation on securities available-for-sale" in shareholder's equity are summarized as follows:

                                                             DECEMBER 31
                                                       1997             1996
                                                      ------------------------
                                                          (In Thousands)

Fair value of securities                              $143,307         $97,432
Amortized cost of securities                           140,573          96,054
                                                      ------------------------
Unrealized appreciation                                  2,734           1,378
Adjustment to deferred policy
   acquisition costs                                      (888)           (595)
Deferred income taxes                                     (646)           (274)
                                                      ------------------------
Unrealized appreciation on securities
   available-for-sale                                 $  1,200         $   509
                                                      ========================

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)


7.  RELATED-PARTY TRANSACTIONS

In connection with the indemnity coinsurance agreement (see Note 5) of the fixed portion of annuities, the Company pooled its mortgage portfolio (book value of approximately $106 million) and transferred a senior participation interest to an affiliate of Peoples. The senior interest was transferred for a purchase price of approximately $72 million and entitles an affiliate of Peoples to 100% of the cash flows produced by the portfolio until it recovers in full the purchase price with interest at a rate of 7.52%. The remaining residual interest was transferred to First North American Realty, Inc., which at the time of the transaction was a wholly-owned subsidiary of NAL, the former Parent, for a purchase price of $33 million. As a result of the sale of the senior and residual interests in the Company's mortgages, the Company has no further economic interest in any mortgages.

The Company utilizes various services administered by MLI in 1997 and 1996 and NAL in 1995, such as legal, personnel, investment accounting and other corporate services. The charges for these services were approximately $8,229,000, $6,053,000 and $295,000 in 1997, 1996 and 1995, respectively. During 1996, MLI changed the allocation method of expenses subsequent to the merger with NAL. At December 31, 1997 and 1996, the Company had a net liability to MLI for these services and interest accrued on notes payable of $3,646,308 and $3,172,259, respectively. At December 31, 1997, the payable is offset by a receivable from MIT and MLI for expenses paid on their behalf of $8,251,344. At December 31, 1996, payable to affiliates was offset by a receivable from MIT and NAF of $1,710,238 for expenses paid on behalf of those entities.

The financial statements have been prepared from the records maintained by the Company and may not necessarily be indicative of the financial conditions or results of operations that would have occurred if the Company had been operated as an unaffiliated corporation (see also Notes 1, 4, 6, 8, 10, 11 and 13 for additional related-party transactions).

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)


8.  NOTES PAYABLE TO AFFILIATES AND LINES OF CREDIT

The Company has a promissory note dated March 27, 1997, from MANUSA for $138,500,000. Interest on the loan is calculated at a fluctuating rate equal to LIBOR plus 32.5 basis points and is payable in quarterly installments starting June 15, 1997. Principal and accrued interest are payable within 45 days of demand. On June 15, 1997, the Company borrowed an additional $25,000,000 increasing the principal outstanding to $163,500,000.

During 1996 and through March 26, 1997 the Company had a revolving credit line with Manufacturers Investment Corporation (MIC), an affiliated company. The original term of the agreement was seven years. Each additional borrowing under the agreement had a seven year term from the date of that additional borrowing. Principal and interest was payable in quarterly installments. The interest rate was LIBOR plus 32.5 basis points. This revolving credit line was replaced by the demand promissory note. The balance outstanding for the borrowings at December 31, 1997 and 1996 is $163,500,000 and $137,864,052, respectively. Accrued interest payable at December 31, 1997 and 1996 is $455,075 and $336,628, respectively.

During 1995, the Company had a $150 million revolving credit and term loan agreement with the Canadian Imperial Bank of Commerce and Deutsche Bank AG. The amount outstanding at December 31, 1995 was in the form of a term loan of $107 million. In April of 1996, this loan was paid in full and the credit line with MIC described above was established.

The Company received $20,000,000 from its former Parent, NAL, in the form of a surplus note agreement with interest at 8%. This note agreement was assumed by MLI upon the merger described in Note 1. The note and accrued interest are subordinated to payments due to policyholders and other claimants. Principal and interest payments can be made only upon prior approval of the Insurance Department of the State of Delaware. Interest accrued at December 31, 1997 and 1996 was $3,191,231 and $1,591,232, respectively.

The Company and its insurance subsidiaries have unsecured lines of credit with State Street Bank and Trust totaling $15,000,000, bearing interest at the bank's money market rate plus 50 basis points. There were no outstanding advancements under the line of credit at December 31, 1997 and 1996.

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)



8.  NOTES PAYABLE TO AFFILIATES AND LINES OF CREDIT (CONTINUED)

Interest expense and interest paid in 1997 were $11,072,791 and $9,354,343, respectively. Interest expense and interest paid in 1996 were $8,774,643 and $11,727,002, respectively. Interest expense and interest paid in 1995 were $8,981,532 and $8,980,132.

9.  OTHER INSURANCE EXPENSES

Other insurance expenses were as follows:


                                                     YEAR ENDED DECEMBER 31
                                            1997               1996              1995
                                        -------------------------------------------------

Selling and administrative expenses     $ 42,580,888        $29,207,640       $28,058,234
Subadvisory fees                          26,364,212         15,882,860        12,007,940
General operating expenses                31,440,140         26,164,854        18,678,913
                                        -------------------------------------------------

                                        $100,385,240        $71,255,354       $58,745,087
                                        =================================================

10.  RETIREMENT PLANS

MLI, and formerly NAL prior to the merger, sponsors a defined benefit pension plan (the Plan) covering substantially all of the Company's employees. The benefits are based on years of service and the employee's compensation during the last five years of employment. MLI's funding policy is to contribute annually the normal cost up to the maximum amount that can be deducted for federal income tax purposes and to charge each subsidiary for its allocable share of such contributions based on a percentage of payroll. No pension costs were allocated to the Company in 1997, 1996 or 1995, as the Plan was subject to the full funding limitation under the Internal Revenue Code.

The Company sponsors a defined contribution retirement plan pursuant to regulation 401(k) of the Internal Revenue Code. All employees who are 21 years old are eligible after one year of service. The Company contributes two percent of base pay plus fifty percent of the employee savings contribution. The employee savings contribution is limited to six percent of base pay. The Company contributed $352,867, $306,989 and $209,423 in 1997, 1996 and 1995,
respectively.

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)

11.  LEASES

The Company leases its office space and various office equipment under operating lease agreements. For the years ended December 31, 1997, 1996 and 1995, the Company incurred rent expense of $1,315,567, $1,224,352 and $1,461,475, respectively. The Company negotiated a ten-year lease for new office space which commenced in March 1992. In connection with the lease, the Company was required to deposit $1,500,000 in an escrow account as security toward fulfilling the future lease commitment. The balance of the escrow at December 31, 1997 and 1996 is $750,000 and $900,000, respectively. The lease for the offices of MNY expires in 1999 and is subject to a renewal option at market rates prevailing at the time of renewal.

The minimum lease payments associated with the office space and various office equipment under operating lease agreements are as follows:

                                                             MINIMUM LEASE
                                                               PAYMENTS
                                                             -------------
     Year ended:
        1998                                                  $1,285,808
        1999                                                   1,261,159
        2000                                                   1,197,368
        2001                                                   1,197,368
        2002                                                     197,651
                                                              ----------
       Total                                                  $5,139,354
                                                              ==========


12.  INTEREST RATE SWAP

The Company entered into a variable-for-fixed interest rate swap in 1995 with Canadian Imperial Bank of Commerce and Deutsche AG for the purpose of minimizing exposure to fluctuations in interest rates on a portion of the variable-rate outstanding debt held by the Company. This interest rate swap was prematurely terminated in 1996 concurrent with the restructuring of the Company's revolving line of credit resulting in a gain of $1,632,000 recorded as an offset to interest expense.

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)



13.  GUARANTEE AGREEMENT

Pursuant to a guarantee agreement, MLI unconditionally guarantees that it will, on demand, make funds available to the Company for the timely payment of contractual claims made under the fixed portion of the variable annuity contracts issued by its subsidiaries. The guarantee covers the outstanding fixed portion of variable annuity contracts, including those issued prior to the date of the guarantee agreement.

14.  DISCONTINUED OPERATIONS

On May 6, 1997, the Company signed a letter of intent to sell their mutual fund operations. This disposal has been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, which among other provisions, requires the plan of disposal to be carried out within one year. On October 1, 1997, the Company sold its advisory operations for NAF and the pre-existing deferred commission assets related to the mutual fund operations. The Company realized a gain of $9,160,782, before applicable taxes of $3,206,274. Included in the gain is a provision of $9,758, before applicable taxes of $3,415, for the loss from continuing operations during the phase-out period. Expenses of $223,444 were incurred on the sale and netted against the realized gain.

The operating results related to discontinued operations are summarized as follows:

                                                         YEAR ENDED DECEMBER 31
                                                 1997            1996              1995
                                             ----------------------------------------------

Advisory fees, commissions
   and distribution revenues                 $4,605,110      $12,444,560        $10,336,334
                                             ==============================================
Loss from operations before provision for
   income (tax) benefit                      $ (217,129)     $(1,246,074)       $(2,249,058)

Provision for income (tax) benefit:
  Current                                        75,995          766,353          1,921,114
  Deferred                                                      (330,227)        (1,133,944)
                                             ----------------------------------------------
                                                 75,995          436,126            787,170

Loss from operations, net of tax             $ (141,134)    $   (809,948)       $(1,461,888)
                                             ==============================================

            The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company)

             Notes to Consolidated Financial Statements (continued)


14.  DISCONTINUED OPERATIONS (CONTINUED)

The sale agreement contains a contingent payment option where the Company could earn an additional $1,000,000, before income taxes, if certain conditions are met. This amount, if earned, would be reflected in discontinued operations during 1998.

15.  FINANCIAL INSTRUMENTS

     Due from reinsurers: The fair value of the amount due from reinsurers is equal to deposits made under the contract and approximates the carrying value.

     Policyholder funds: Fair values of the Company's liabilities under contracts not involving significant mortality risk (deferred annuities) are estimated to be the cash surrender value, or the cost the Company would incur to extinguish the liability.

     Amounts on deposit from and payable to reinsurers: Amounts on deposit from and payable to reinsurers reflects the net reinsured cash flow related to financing agreements which is primarily a current liability. As such, fair value approximates carrying value.

     Notes payable to affiliates: Fair value is considered to approximate carrying value as the majority of notes payable are at variable interest rates that fluctuate with market interest rate levels.

The carrying values and estimated fair values of the Company financial instruments are as follows:




                                               DECEMBER 31, 1997                 DECEMBER 31, 1996
                                          CARRYING             FAIR             CARRYING       FAIR
                                           VALUE               VALUE             VALUE         VALUE
                                         ---------------------------------------------------------------

Assets:
   Fixed maturities                     $143,307,365       $143,307,365      $97,431,343     $97,431,343
   Marketable equity securities                                                    1,177           1,177
   Short-term investments                 14,991,793         14,991,793        4,294,370       4,294,370
   Policy loans                            3,275,654          3,275,654          637,096         637,096
   Cash and cash equivalents               7,338,690          7,338,690       12,073,302      12,073,302
   Due from reinsurers                   553,833,869        553,833,869      573,418,610     573,418,610


Liabilities:
   Policyholder funds                     92,750,188         87,375,237       82,619,372      81,123,255
   Amounts on deposit from and
     payable to reinsurers               574,881,943        574,881,943      599,909,628     599,909,628
   Notes payable to affiliates           183,955,075        183,955,075      158,200,680     158,200,680

            THE MANUFACTURES LIFE INSURANCE COMPANY OF NORTH AMERICA
               SCHEDULE I -- CONSOLIDATED SUMMARY OF INVESTMENTS
                               DECEMBER 31, 1997






--------------------------------------------------------------------------------------------------------------------------------

   ------------------------------------------------------------------------------------------------------------------------
Type of Investment                                Cost                       Value                        Amount at which
                                                                                                            Shown in the
                                                                                                        Consolidated Balance
                                                                                                              Sheet
----------------------------------------------------------------------------------------------------------------------------------
Fixed maturities:
   United States Government                  $ 14,333,194                $ 14,886,442                        $ 14,886,442
   Corporate debt securities                  110,190,631                 112,073,350                         112,073,350
   Mortgage-backed securities                  10,454,824                  10,525,524                          10,525,524
   States, Territories and Possessions          5,594,331                   5,822,049                           5,822,049
                                             ------------                ------------                        ------------
Total fixed maturities                        140,572,980                $143,307,365                         143,307,365

   Policy loans                                 3,275,654                     XXX                               3,275,654
   Short-term investments                      14,991,793                     XXX                              14,991,793
                                             ------------                                                    ------------
Total investments                            $158,840,427                    $XXX                            $161,574,812
                                             ============                    ====                            ============

            THE MANUFACTURES LIFE INSURANCE COMPANY OF NORTH AMERICA
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                 ($ THOUSANDS)


                                       Future Policy
                 Deferred Policy         Benefits                                Other Policy
                   Acquisition        Losses, Claims and       Unearned           Claims and           Premium     Net Investment
    Segment          Costs              Loss Expenses          Premiums         Benefits Payable       Revenue        Income
1997 life insurance
and maturities      364,984              92,750                  --                  --                   --            7,905

Mutual fund         --                   --                      --                  --                   --               --
--------------------------------------------------------------------------------------------------------------------------------
Total               364,984              92,750                  --                  --                   --            7,905
================================================================================================================================



1996 life insurance
and maturities      283,420              82,619                  --                  --                   --            5,452

Mutual fund           7,190              --                      --                  --                   --               --
--------------------------------------------------------------------------------------------------------------------------------
Total               290,610              82,619                  --                  --                   --            5,452
================================================================================================================================



1995 life insurance
and annuities       --                   --                      --                  --                   --           28,701

Mutual fundS        --                   --                      --                  --                   --               --
--------------------------------------------------------------------------------------------------------------------------------
Total               --                   --                      --                  --                   --           28,701
================================================================================================================================





                   Benefits,           Amortization
                    Claims              of Deferred
                  Losses and               Policy
                  Settlement             Acquisition
   Segment         Expenses                Cost*               Expenses*

1997 life insurance
and maturities       4,986                  40,649               100,385
Mutual fund          --                      1,706                 8,836
------------------------------------------------------------------------------------
Total                4,986                  42,355               109,221
====================================================================================

1996 life insurance
and maturities       4,242                  30,830
Mutual fund          --                      2,214                71,255
------------------------------------------------------------------------------------
Total                4,242                  33,044                82,175
====================================================================================

1995 life insurance
and annuities       27,129                  43,287                58,745
Mutual funds         --                      1,035                11,550
------------------------------------------------------------------------------------
Total               27,129                  44,322                70,295
====================================================================================
* Mutual fund segment related items are included in discontinued operations:
  loss from operations, net of tax and gain on disposal, net of tax in the consolidated statements of income


            THE MANUFACTURES LIFE INSURANCE COMPANY OF NORTH AMERICA
                           SCHEDULE IV -- REINSURANCE
                                 ($ THOUSANDS)


                                                                Assumed                 Percentage of
                                                Ceded to         From                       Amount
                                 Gross           Other           Other         Net          Assumed
       Segment                   Amount        Companies        Companies     Amount        to Net

Year ended December 31, 1997
Life insurance inforce         151,259         84,130             --          67,129          0%

Premiums-Life Insurance          --             --                --            --            0%
                              ----------------------------------------------------------------------
Total                            --             --                --            --            0%
                              ======================================================================


Year ended December 31, 1996
Life insurance inforce          45,597         23,931             --          21,666          0%

Premiums-Life Insurance          --             --                --            --            0%
                              ----------------------------------------------------------------------
Total                            --             --                --            --            0%
                              ======================================================================

Year ended December 31, 1995
Life insurance inforce             245            123             --             122          0%

Premiums-Life Insurance          --             --                --            --            0%
                              ----------------------------------------------------------------------
Total                            --             --                 --           --            0%
                              ======================================================================
                              ----------------------------------------------------------------------

                                 EXHIBIT INDEX







Exhibit No.                       Description
-----------                       -----------


27                          Financial Data Schedule