Form 10-Q
period 1998-03-31
MANUFACTURERS LIFE INSURANCE CO OF NORTH AMERICA
filed 1998-05-14
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of May 1, 1998 was 2,600.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA


                          Quarterly Report on Form 10-Q
                       For the period ended March 31, 1998

                                Table of Contents
--------------------------------------------------------------------------------


                                                                                                  Page
                                                                                                  ----
Part I    Financial Information

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997                   3

          Consolidated Statements of Income for the three months ended March 31, 1998 and 1997     4

          Consolidated Statement of Changes in Capital and Surplus                                 5

          Statements of Cash Flows for the three months ended March 31, 1998 and 1997              6

          Notes to Consolidated Financial Statements                                               7

Item 2.   Management Discussion and Analysis of Results of Operations and Financial Condition      8

Part II   Other Information

Item 1    Legal Proceedings                                                                        10

Item 2    Change in Securities                                                                     10

Item 3    Default upon Senior Securities                                                           10

Item 4    Submission of matters to a vote of Security Holders                                      10

Item 5    Other Information                                                                        10

Item 6A   Exhibits                                                                                 10

Item 6B                                                                                            13

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                          (A WHOLLY-OWNED SUBSIDIARY OF
                     MANULIFE-WOOD LOGAN HOLDING CO., INC.)

            The Manufacturers Life Insurance Company of North America

                     Consolidated Balance Sheets (Unaudited)

                                                                As at                 As at
                                                               March 31            December 31
                                                                 1998                  1997
                                                           -------------------------------------

Assets
Investments:
  Fixed maturities available-for-sale, at fair value       $   148,333,174       $   143,307,365
  Short-term investments                                        36,004,479            14,991,793
  Policy loans                                                   4,179,785             3,275,654
                                                           -------------------------------------
                                                               188,517,438           161,574,812

Cash and cash equivalents                                        6,489,601             7,338,690
Accrued investment income                                        2,996,108             2,640,707
Deferred policy acquisition costs                              392,487,763           364,983,732
Receivable from affiliates                                                             4,605,036
Other assets                                                    18,303,862             9,625,844
Due from reinsurers                                            562,870,607           553,833,869
Separate account assets                                     10,830,331,012         9,529,160,219
                                                           -------------------------------------

Total assets                                               $12,001,996,391       $10,633,762,909
                                                           =====================================

Liabilities and shareholder's equity Liabilities:
  Policyholder funds                                       $    91,766,466       $    92,750,188
  Payable to affiliates                                          2,814,984
  Amounts on deposit from reinsurer                              3,000,000             3,000,000
  Amount payable to reinsurers                                 577,844,047           571,881,943
  Notes payable to affiliates                                  208,972,232           183,955,075
  Deferred tax liability                                        17,988,547            16,428,278
  Other liabilities                                             44,585,280            27,861,648
  Separate account liabilities                              10,830,331,012         9,529,160,219
                                                           -------------------------------------
Total liabilities                                           11,777,302,568        10,425,037,351

Shareholder's equity:
  Common stock (par value $1,000 per share--
   authorized, 3,000 shares; issued
   and outstanding, 2,600 shares)                                2,600,000             2,600,000
  Additional paid-in capital                                   179,052,696           179,052,696
  Unrealized appreciation on securities
   available-for-sale                                            1,308,835             1,199,890
  Retained earnings                                             41,732,292            25,872,972
                                                           -------------------------------------
Total shareholder's equity                                     224,693,823           208,725,558
                                                           -------------------------------------

Total liabilities and shareholder's equity                 $12,001,996,391       $10,633,762,909
                                                           =====================================

See accompanying notes.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                          (A WHOLLY-OWNED SUBSIDIARY OF
                     MANULIFE-WOOD LOGAN HOLDING CO., INC.)

                  Consolidated Statements of Income (Unaudited)


For the three months ended March 31

                                                             1998            1997
                                                         ---------------------------
Revenues:
   Fees from separate accounts and policyholder funds    $38,327,264     $27,171,568
   Advisory fees and other distribution revenues          20,965,200      14,406,074
   Net investment income                                   2,898,516       1,819,644
   Net realized investment gains                              77,064         137,300
                                                         ---------------------------
                                                          62,268,044      43,534,586

Benefits and expenses:
   Benefits to policyholders                               1,406,122       1,094,264
   Amortization of deferred policy acquisition costs       3,712,160      15,099,476
   Other insurance expenses                               27,699,724      22,545,306
   Financing costs                                         5,051,085       3,147,047
                                                         ---------------------------
                                                          37,869,091      41,886,093
                                                         ---------------------------

Income from continuing operations before provision
   for income tax (benefit)                               24,398,953       1,648,493

Provision for income tax (benefit):
   Current                                                 7,038,025          76,142
   Deferred                                                1,501,608         500,831
                                                         ---------------------------
                                                           8,539,633         576,973
                                                         ---------------------------

Income from continuing operations                         15,859,320       1,071,520

Discontinued operations
   Loss from operations, net of tax                                          123,559
                                                         ---------------------------

Net income                                               $15,859,320     $   947,961
                                                         ===========================

See accompanying notes.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                          (A WHOLLY-OWNED SUBSIDIARY OF
                     MANULIFE-WOOD LOGAN HOLDING CO., INC.)

      Consolidated Statement of Changes in Shareholder's Equity (Unaudited)


                                                                                Unrealized
                                                                             Appreciation on                             Total
                                                         Additional Paid-       Securities                           Shareholder's
                                          Common Stock      in Capital      Available-for-Sale   Retained Earnings       Equity
                                         ------------------------------------------------------------------------------------------
For the three months ended March 31

   Balance at January 1, 1998              $ 2,600,000     $179,052,696         $1,199,890          $25,872,972       $208,725,558
   Capital Contribution
   Net Income                                                                                        15,859,320         15,859,320
   Change in unrealized appreciation on
      securities available-for-sale,
      net of tax and DPAC adjustments                                              108,945                                 108,945
                                         ------------------------------------------------------------------------------------------

Balance at March 31, 1998                  $ 2,600,000     $179,052,696         $1,308,835          $41,732,292        224,693,823
                                         ==========================================================================================

See accompanying notes.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                          (A WHOLLY-OWNED SUBSIDIARY OF
                     MANULIFE-WOOD LOGAN HOLDING CO., INC.)

                Consolidated Statements of Cash Flows (Unaudited)



For the three months ended March 31
                                                                 1998             1997
                                                             ------------     ------------
Operating activities
Net income                                                   $ 15,859,320     $    947,961
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
   Amortization of bond discount and premium                      128,124           79,377
   Benefits to policyholders                                    1,406,122        1,094,264
   Provision for deferred income tax (benefit)                  1,501,608          486,698
   Net realized investment gains                                  (76,754)        (136,911)
   Amortization of deferred policy acquisition costs            3,712,160       15,099,476
   Amortization of deferred policy acquisition costs
    included in discontinued operations                                            425,000
   Policy acquisition costs deferred                          (31,209,883)     (23,724,617)
   Changes in assets and liabilities:
     Accrued investment income                                   (355,401)          70,844
     Other assets                                              (8,678,018)         940,034
     Receivable from affiliates                                 4,605,036       (1,174,015)
     Payable to affiliates                                      2,814,984        1,177,444
     Other liabilities                                         16,723,632        7,858,078
                                                             ------------     ------------
Neash (used in) provided by operating activities                6,430,930        3,143,633

Investing activities
Purchase of fixed maturities                                  (16,242,506)      (3,027,578)
Proceeds from fixed maturities sold, matured or repaid         11,322,133       10,031,143
Proceeds from sales of foreclosed real estate                                    2,268,120
Net change in short-term investments                          (21,008,194)     (12,566,515)
Net change in policy loans                                       (904,131)        (225,163)
                                                             ------------     ------------
Net cash (used in) provided by investing activities           (26,832,698)      (3,519,993)

Financing activities
Net reinsurance (consideration) proceeds                       (3,074,634)      (6,036,777)
Receipts credited to policyholder funds                         1,093,174        5,621,545
Return of policyholder funds                                   (3,483,018)      (5,139,728)
Increase in notes payable to affiliates                        25,017,157          392,719
                                                             ------------     ------------
Net cash provided by (used in)  financing activities           19,552,679       (5,162,241)
                                                             ------------     ------------

Net (decrease) increase  in cash and cash equivalents            (849,089)      (5,538,601)
Cash and cash equivalents at beginning of year                  7,338,690       12,073,302
                                                             ------------     ------------

Cash and cash equivalents at March 31                        $  6,489,601     $  6,534,701
                                                             ============     ============

See accompanying notes

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

                        NOTES TO THE FINANCIAL STATEMENTS

                                    UNAUDITED


1.   ORGANIZATION

     The Manufacturers Life Insurance Company of North America ("MNA" or the "Company") is a direct wholly-owned U.S. subsidiary of Manulife-Wood Logan Holding Co., Inc. (MWL), which in turn is owned 62.5% by The Manufacturers Life Insurance Company (U.S.A.) (ManUSA), 22.5% by MRL Holding, LLC (MRL) and 15% by minority interests (which includes certain employees and former owners of Wood Logan Associates). ManUSA and MRL are indirectly wholly-owned subsidiary of The Manufacturers Life Insurance Company ("Manulife Financial"), a Canadian mutual insurance company. The Company markets variable and fixed annuities in the United States and traditional life insurance products in New York State.



2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of The Manufacturers Life Insurance Company of North America and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

Item 2. Management's Discussion And Analysis of Results of Operations And Financial Condition

OVERVIEW

The following analysis of the consolidated results of operations and financial condition of the Manufacturers Life Insurance Company of North America, (hereafter referred to as "MNA" or the "Company") should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements.



CORPORATE STRUCTURE

The Company is a direct wholly-owned U.S. subsidiary of Manulife-Wood Logan Holding Co., Inc. (MWL), which in turn is owned 62.5% by The Manufacturers Life Insurance Company (U.S.A.) (ManUSA), 22.5% by MRL Holding, LLC (MRL) and 15% by minority interests (which includes certain employees and former owners of Wood Logan Associates). ManUSA and MRL are indirectly wholly-owned subsidiary of The Manufacturers Life Insurance Company ("Manulife Financial"), a Canadian mutual insurance company. Manulife Financial, with consolidated assets under management at December 31, 1997 of $79.7 billion ($Can), actively operates in thirteen countries worldwide. Manulife Financial has been doing business in the United States since 1903.


REVIEW OF CONSOLIDATED OPERATING RESULTS AND CONSOLIDATED FINANCIAL CONDITION

The discussion that follows focuses on the results for the three months ended March 31, 1998 compared to the results for the three months ended March 31, 1997.


DEPOSITS

During the first quarter of 1998, strong growth in variable annuity sales continued. The Company sales increased by $151 million from $401 million in 1997 to $552 million in 1998. The Company's increasing sales for 1998 are the effect of the Efficient Frontier Investment model and the addition of competitively performing funds.


FEE INCOME

Total fees, including advisory fees, generated by Separate Accounts and policyholder funds increased by $17.7 million or 43% for 1998 versus 1997. Continued strong investment performance and a growing block of inforce business has resulted in higher Separate Account values and, therefore, higher fee income, which is earned as a percentage of the net value of invested assets in the Separate Account portfolio.



NET INVESTMENT INCOME

Net investment income grew by $1.1 million or 61% during 1998. This growth is primarily due to the $47.7 million capital infusion received to support expanded operations in New York State and the $9.4 million of proceeds related to the disposal of the Company's mutual fund segment in the fourth quarter of 1997.


REALIZED CAPITAL GAINS

Realized gains in the first quarter of 1998 were $77,064 compared to realized gains of $137,300 in the same period of 1997. The Company does not actively trade assets for capital gains.


POLICYHOLDER BENEFITS

Policyholder benefits were $1.4 million in the first quarter of 1998, compared to $1.1 million in the first quarter of 1997. This increase is primarily due to higher fixed account values. The Company's policyholder funds were $91.8 million and $84.2 million at March 31, 1998 and March 31, 1997, respectively.

EXPENSES, DEFERRED POLICY ACQUISITION COSTS (DPAC) AMORTIZATION AND FINANCING COSTS

Operating costs and expenses, including commissions, were $58.9 million for the first quarter of 1998 compared to $46.2 million for the first quarter of 1997 before deferral of acquisition expenses ($27.7 million and $22.5 million respectively net of deferred acquisition expenses). The increase in expenses in the first quarter of 1998 is primarily attributable to higher subadvisory expenses generated from higher asset levels in the Company's series trust, Manufacturers Investment Trust, an increase in non-capitalized acquisition expenses (related to higher sales volumes), other costs associated with growth in the Company's business, and additional operating expenses associated with expanding the Company's operations in New York. As a result of FASB 97, the Company's DPAC amortization expense decreased by $11.3 million or 75% during 1998. The decrease in amortization is primarily caused by positive investment returns in 1998 as compared to slightly negative returns in 1997. The Company incurred higher financing costs during the period as a result of an increase in outstanding notes payable related to additional borrowings ($25 million in June 1997 and $25 million in February 1998) for commission financing associated with the sales growth of the Company.


NET INCOME

The income from continuing operations in the first quarter of 1998 was $15.9 million, compared to income of $1.1 million in the same period of 1997. As noted previously the higher fee income and lower DPAC amortization expense in the first quarter of 1998, partly offset by higher benefits, operating costs and financing costs, led to the improved 1998 results.


ASSETS

Separate account assets were $10.8 billion at the end of the first quarter of 1998, compared to $9.5 billion at the end of 1997. This growth reflects net cash transfers to the Separate Accounts of $0.3 billion, $1.0 billion of gains due to strong investment performance of the underlying investment funds, and growth in the overall variable annuity business.

General account assets were $1.2 billion at the end of the first quarter of 1998, compared to $1.1 billion at the end of 1997.

DAC increased from $365.0 million at the end of 1997 to $392.5 million as at the end of the first quarter of 1998. This increase is primarily due to deferrable acquisition costs associated with the increased sales volume and the decrease in the amortization of DPAC in the first quarter of 1998.


LIABILITIES

The Company's liabilities increased $1.3 billion and moved with changes in the asset levels. The Company received an additional $25 million of borrowing to provide commission financing as the Company continued to increase its sales volumes over 1997 levels.

PART II--OTHER INFORMATION


Item 1 - Legal Proceedings

         No reportable events

Item 2 - Changes In Securities

         (a) and (b) No reportable events

         (c)

The Company currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). Manufacturers Securities Services, LLC, a majority owned subsidiary of the Company is the principal underwriter of the contracts and Wood Logan Associates, Inc., an affiliate of the Company, is the promotional agent. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the subaccounts in which the contract is invested. As of March 31, 1998, the total variable assets in the Venture Group Annuity was $102,817,063.

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

No reportable events

Item 6A - Exhibits

(3) Exhibits (the Registrant is also referred to as the "Company")

--------------------------------------------------------------------------------
Exhibit No.    Description
--------------------------------------------------------------------------------

1(a) Underwriting Agreement between the Company and Manufacturers Securities Services, LLC, formerly NASL Financial Services, Inc. (Underwriter)(1)

1(b)i Promotional Agent Agreement between Manufacturers Securities Services, LLC, formerly NASL Financial Services, Inc. (Underwriter), the Company and Wood Logan Associates, Inc. (Promotional Agent)(2)

1(b)ii         Amendment to Promotional Agent Agreement(1)

2              Not Applicable

3(i)(a)        Certificate of Incorporation of the Company(3)

3(i)(b) Certificate of Amendment of Certificate of Incorporation of the Company, Name Change, July 1984(3)

3(i)(c) Certificate of Amendment of Certificate of Incorporation of the Company, Authorization of Capital, December 1994(3)

3(i)(d) Certificate of Amendment of Certificate of Incorporation of the Company, Name Change, March 1997(4)

3(i)(e) Certificate of Amendment of Certificate of Incorporation of the Company, Registered Agent, July 1997(3)

3(ii)          Amended and Restated By-Laws of the Company(3)

4(i) Form of Individual Single Payment Deferred Fixed Annuity Non-Participating Contract -(10)

4(ii) Form of Group Single Payment Deferred Fixed Annuity Non-Participating Contract -(10)

4(iii)         Individual  Retirement Annuity Endorsement -(10)

4(iv)          ERISA Tax-Sheltered Annuity Endorsement -(10)

4(v)           Tax-Sheltered Annuity Endorsement -(10)

4(vi)          Section 401 Plans Endorsement -(10)

5              Opinion and Consent of James D. Gallagher, Esq. -(11)

6              Not Applicable

7              Not Applicable

8              Not Applicable

9              Not Applicable

10(i)          - Form of broker-dealer agreement between the Company,
                 Manufacturers Securities Services, LLC, formerly NASL Financial Services, Inc. (underwriter), Wood Logan Associates, Inc. (Promotional Agent) and broker-dealers(5)

(10)(ii)       - Reinsurance and Guaranteed Death Benefits Agreement between the
                 Company and Connecticut General Life Insurance Company(8)

(10)(iii)      - Reinsurance Agreement between the Company and PaineWebber Life
                 Insurance Company(9)

(10)(iv)       - Coinsurance Agreement between the Company and Peoples Security
                 Life Insurance Company -(12)

(10)(v)        - Reinsurance and Accounts Receivable Agreements between the
                 Company and ITT Lyndon Life -(12)

(10)(vi)       - Automatic Modified -Coinsurance Reinsurance Agreement between the Company and Transamerica Occidental Life Insurance Company -(12)

(10)(vii)      - Automatic Yearly Renewable Term Reinsurance Agreement between the Company and Transamerica Occidental Life Insurance Company -(12)

(10)(viii)     - Amendment No. 1 to the Variable Annuity Guaranteed Death
                 Benefit Reinsurance Agreement between the Company and Connecticut General Life Insurance Company -(12)

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

22             Not Applicable

23(i)          Not Applicable

23(ii)         Not Applicable

24 (i) Power of Attorney - John D. Richardson, Director and Chairman of the Company(2)

24(ii) Power of Attorney - David W. Libbey, Principal Financial Officer of the Company(3)

24(iii)        Power of Attorney - Peter Hutchison, Director of the Company(1)

25             Not Applicable

26             Not Applicable

27             Financial Data Schedule -(14)

28             Not Applicable

(1) Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4, file number 33-76162, filed February 25, 1988 on behalf of The Manufacturers Life Insurance Company of North America Separate Account A.

(2) Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4, file number 33-76162, filed April 29, 1997 on behalf of The Manufacturers Life Insurance Company of North America Separate Account A.

(3) Incorporated by reference to Form 10Q, file number 812-06037, filed November 14, 1997 on behalf of The Manufacturers Life Insurance Company of North America.

(4) Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1, file number 333-6011, filed October 9, 1997 on behalf of The Manufacturers Life Insurance Company of North America.

(5) Incorporated by reference to Exhibit (b)(3)(iii) to pre-effective amendment no. 1 to Form N-4, file number 33-9960, filed February 2, 1987 on behalf of the NASL Variable Account of the Company, now known as The Manufacturers Life Insurance Company of North America Separate Account A

(6)  not applicable

(7)  not applicable

(8) Incorporated by reference to Exhibit (b)(7)(i) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

(9) Incorporated by reference to Exhibit (b)(7)(iii) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

(10) Incorporated by reference to Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

(11) Incorporated by reference to Exhibit 5 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed
     January 29, 1997

(12) Incorporated by reference to Exhibits (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

(13) Incorporated by reference to Form 10K, file number 812-06037, filed March 31, 1998 on behalf of The Manufacturers Life Insurance Company of North America

(14) Filed herewith

ITEM 6B - REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
(Registrant)



By: /s/ David W. Libbey
    ---------------------------------------------------------
    David W. Libbey
    Vice President, Treasurer and Chief Financial Officer
    (Principal Financial Officer and Duly Authorized Officer)

Date: May 14, 1997

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------


27               Financial data schedule for quarter ended March 31, 1998