Form 10-Q
period 1998-06-30
MANUFACTURERS LIFE INSURANCE CO OF NORTH AMERICA
filed 1998-08-12
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                           X  Yes                      No
                         -----                    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of June 1, 1998 was 2,600.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

                          Quarterly Report on Form 10-Q
                       For the period ended June 30, 1998

                                Table of Contents
--------------------------------------------------------------------------------


                                                                            Page
                                                                            ----

Part I       Financial Information

Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets as of June 30, 1998 and
             December 31, 1997                                                3

             Consolidated Statements of Income for the six months
             and three months ended June 30, 1998 and 1997                    4

             Statements of Cash Flows for the six months ended
             June 30, 1998 and 1997                                           5

             Notes to Consolidated Financial Statements                       6

Item 2.      Management Discussion and Analysis of Results of
             Operations and Financial Condition                               7

Part II      Other Information

Item 1       Legal Proceedings                                               11

Item 2       Change in Securities                                            11

Item 3       Default upon Senior Securities                                  11

Item 4       Submission of matters to a vote of Security Holders             11

Item 5       Other Information                                               11

Item 6A      Exhibits                                                        11

Item 6B                                                                      14

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                          (A WHOLLY-OWNED SUBSIDIARY OF
                     MANULIFE-WOOD LOGAN HOLDING CO., INC.)

            The Manufacturers Life Insurance Company of North America

                     Consolidated Balance Sheets (Unaudited)

                                                                     AS AT               AS AT
                                                                   JUNE 30         DECEMBER 31
ASSETS  ($ thousands)                                                 1998                1997
----------------------------------------------------------------------------------------------
                                                               (UNAUDITED)

INVESTMENTS
   Fixed maturities available-for-sale, at fair value          $   157,157         $   143,307
   (amortized cost:  1998 $153,658; 1997 $140,573)
   Short-term investments                                           18,470              14,992
   Policy loans                                                      4,515               3,276
----------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                              $   180,142         $   161,575
----------------------------------------------------------------------------------------------

Cash and cash equivalents                                      $     9,742         $     7,339
Accrued investment income                                            3,028               2,641
Deferred policy acquisition costs                                  410,011             364,983
Receivable from affiliates                                               -               4,605
Other assets                                                         7,156               9,626
Due from reinsurers                                                558,374             553,834
Separate account assets                                         11,235,041           9,529,160
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                   $12,403,494         $10,633,763
==============================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY ($ thousands)
----------------------------------------------------------------------------------------------
LIABILITIES:
   Policyholder funds                                          $    95,880         $    92,750
   Payable to affiliates                                             8,651                   -
   Amounts on deposit from reinsurer                                 3,000               3,000
   Amount payable to reinsurers                                    564,544             571,882
   Notes payable to affiliates                                     208,500             183,955
   Deferred tax liability                                           20,510              16,428
   Other liabilities                                                34,172              27,862
   Separate account liabilities                                 11,235,041           9,529,160
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              $12,170,298         $10,425,037
----------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY:
   Common stock (par value $1,000 per
     share--authorized, 3,000 shares; issued and               $     2,600         $     2,600
     outstanding, 2,600 shares)
   Additional paid-in capital                                      179,053             179,053
   Unrealized appreciation on securities                             1,577               1,200
     available-for-sale
   Retained earnings                                                49,966              25,873
----------------------------------------------------------------------------------------------
Total shareholder's equity                                     $   233,196         $   208,726
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                     $12,403,494         $10,633,763
==============================================================================================

See accompanying notes.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                          (A WHOLLY-OWNED SUBSIDIARY OF
                     MANULIFE-WOOD LOGAN HOLDING CO., INC.)

                  Consolidated Statements of Income (Unaudited)

                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       JUNE 30                            JUNE 30
($ thousands)                                                    1998            1997              1998            1997
-----------------------------------------------------------------------------------------------------------------------
REVENUES:

     Fees from separate accounts and policyholder funds       $42,563         $28,005          $ 80,890         $55,176
     Advisory fees and other distribution revenues             23,105          15,644            44,070          30,050
     Net investment income                                      3,021           1,621             5,920           3,441
     Net realized investment gains (losses)                       126              (1)              203             137
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                 $68,815         $45,269          $131,083         $88,804
-----------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES:

     Benefits to policyholders                                $ 1,212         $ 1,204          $  2,618         $ 2,298
     Amortization of deferred policy acquisition costs         17,136           4,544            20,848          19,644
     Other insurance expenses                                  31,210          22,433            58,911          44,979
     Financing costs                                            6,620           2,318            11,671           5,465
-----------------------------------------------------------------------------------------------------------------------
TOTAL BENEFITS AND EXPENSES                                   $56,178         $30,499          $ 94,048          72,386
-----------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         $12,637         $14,770          $ 37,035         $16,418
-----------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE                                            $ 4,403         $ 5,169          $ 12,942         $ 5,746
-----------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                             $ 8,234         $ 9,601          $ 24,093         $10,672
-----------------------------------------------------------------------------------------------------------------------

Discontinued operations:
     Loss from operations, net of tax                         $     -         $    47          $      -         $   170

-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                    $ 8,234         $ 9,554          $ 24,093         $10,502
-----------------------------------------------------------------------------------------------------------------------


See accompanying notes.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                          (A WHOLLY-OWNED SUBSIDIARY OF
                     MANULIFE-WOOD LOGAN HOLDING CO., INC.)

                Consolidated Statements of Cash Flows (Unaudited)

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30
($ thousands)                                                                              1998                1997
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net income                                                                             $ 24,093            $ 10,502
Adjustments to reconcile net income to net income to net cash (used in) provided by operating activities:
     Amortization of bond discount and premium                                              302                 176
     Benefits to policyholders                                                            2,618               2,298
     Provision for deferred income tax                                                    3,881               4,983
     Net realized investment gains                                                         (203)               (136)
     Amortization of deferred policy acquisition costs                                   20,848              19,879
     Policy acquisition costs deferred                                                  (66,065)            (53,565)
     Changes in assets and liabilities:
          Accrued investment income                                                        (387)               (175)
          Other assets                                                                    2,470                 350
          Receivable from affiliates                                                      4,605                   -
          Payable to affiliates                                                           8,651              (1,049)
          Other liabilities                                                               6,210               9,048
-------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                                    $  7,123            $ (7,689)
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of fixed maturities                                                           $(35,812)           $(22,093)
Proceeds from fixed maturities sold, matured or repaid                                   22,628              16,618
Proceeds from sales of foreclosed real estate                                                 -               2,268
Net change in short-term investments                                                     (3,476)              1,510
Net change in policy loans                                                               (1,239)               (906)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  $(17,899)           $ (2,603)
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net reinsurance (consideration) proceeds                                               $(11,878)           $ (7,527)
Receipts credited to policyholder funds                                                   7,271              12,580
Return of policyholder funds                                                             (6,759)             (7,970)
Increase in notes payable to affiliates                                                  24,545              25,679
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                              $ 13,179            $ 22,762
-------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents during the period                                $  2,403            $ 12,470
Cash and cash equivalents at beginning of year                                            7,339              12,073
-------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                                 $  9,742            $ 24,543
===================================================================================================================


See accompanying notes.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

                        NOTES TO THE FINANCIAL STATEMENTS

                                    UNAUDITED

1.     BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

2.     COMPREHENSIVE INCOME

       The Company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose annual financial statements. Comprehensive income includes all changes in shareholder's equity during a period except those resulting from investments by, and distributions to shareholders. The adoption of SFAS 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

       Total comprehensive income for the six months ended June 30, 1998 and 1997 was as follows:

                                                             SIX MONTHS ENDED
                                                                 JUNE 30
       COMPREHENSIVE INCOME:                                1998          1997
       -----------------------------------------------------------------------

       NET INCOME                                        $24,093       $10,502

       OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
            Unrealized holding gains (losses)
            on available-for-sale securities                 377          (283)

       -----------------------------------------------------------------------
       COMPREHENSIVE INCOME                              $24,470       $10,219
       -----------------------------------------------------------------------

       Other comprehensive income is reported net of taxes of $203 and $(152) respectively for the six months ended June 30, 1998 and 1997.

Item 2. Management's Discussion And Analysis of Results of Operations And Financial Condition

OVERVIEW

The following analysis of the consolidated results of operations and financial condition of the Manufacturers Life Insurance Company of North America, (the "Company") should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements.

CORPORATE STRUCTURE

The Company is a direct wholly-owned U.S. subsidiary of Manulife-Wood Logan Holding Co. Inc., which in turn is owned 62.5% by The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA"), 22.5% by MRL Holding, LLC ("MRL") and 15% by minority interests (which includes certain employees and former owners of Wood Logan Associates). ManUSA and MRL are indirectly wholly-owned subsidiaries of The Manufacturers Life Insurance Company ("Manulife Financial"), a Canadian mutual insurance company. Manulife Financial, with consolidated assets under management at December 31, 1997 of $79.7 billion ($Can), actively operates in thirteen countries worldwide. Manulife Financial has been doing business in the United States since 1903.

IMPACT OF YEAR 2000

Preparing computer systems to deal with the Year 2000 risk has become a major issue for businesses throughout the world. Within the Manulife Financial group, a group-wide program has been underway since 1996 to make all critical systems compliant by the end of 1998 and other systems compliant by the end of 1999. Included in this program are all systems applicable to and shared by the Company with Manulife Financial. Based on a detailed assessment, Manulife Financial determined that a portion of its software needs to be modified or replaced so that its computer systems will function properly into the Year 2000 and beyond. Like most companies, the Year 2000 issue represents a significant challenge for Manulife Financial and extensive resources have been dedicated to modifying existing software and to converting to new software. However, there can be no assurances that Manulife Financial's systems, nor those of other companies on which Manulife Financial relies, will be fully converted on a timely basis and therefore that all adverse effect on the Company due to the Year 2000 risk will be avoided. Manulife Financial is presently consulting with vendors, customers, subsidiaries, third-parties and other businesses with which it deals to ensure that no material aspect of its, or the Company's, operations will be hindered by the Year 2000 risk.

FORWARD-LOOKING STATEMENTS

Certain information included herein is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning anticipated operating results, financial resources, growth in existing markets and the impact of the year 2000. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein. These risks and uncertainties include changes in general economic conditions, the effect of regulatory, tax and competitive changes in the environment in which the Company operates, fluctuations in interest rates, performance of financial markets and the Company's ability to achieve anticipated levels of earnings.

REVIEW OF CONSOLIDATED OPERATING RESULTS AND CONSOLIDATED FINANCIAL CONDITION

OPERATING RESULTS

The discussion that follows compares results for the three months ended June 30, 1998 to those for the three months ended June 30, 1997.

DEPOSITS AND PREMIUMS

During the second quarter of 1998, strong growth in variable annuity sales continued. The Company's sales increased by $105 million from $507 million in 1997 to $612 million in 1998. The increasing sales are primarily due to the effects of the Efficient Frontier Investment model, competitively performing investment funds and competitive product features and sales compensation.

FEE INCOME

Total fees, including advisory fees, generated by Separate Accounts and policyholder funds increased $22.1 million to $65.7 million for the second quarter of 1998 versus the same period in 1997. Investment performance and a growing block of inforce business has resulted in higher separate account values and, therefore, higher fee income, which is a percentage of the net value of invested assets in the separate account portfolio.

NET INVESTMENT INCOME

Net investment income was $3.0 million for the second quarter of 1998, compared to $1.6 million in the same period of 1997. This growth is primarily due to the $47.7 million capital infusion received to support expanded operations in New York State and the $16.3 million of proceeds related to the disposal of the Company's mutual fund segment in the fourth quarter of 1997.

REALIZED CAPITAL GAINS

Realized gains in the second quarter of 1998 were $0.1 million compared to realized gains of $0.0 million in the same period of 1997. The Company does not actively trade assets for capital gains.

POLICYHOLDER BENEFITS

Policyholder benefits were $1.2 million in the second quarter of 1998, compared to $1.2 million in the second quarter of 1997.

EXPENSES AND DEFERRED POLICY ACQUISITION COSTS (DPAC) AMORTIZATION

Operating costs and expenses, including commissions, were $66.0 million for the second quarter of 1998 compared to $52.4 million for the second quarter of 1997 before deferral of acquisition expenses ($31.2 million and $22.4 million, respectively, net of deferred acquisition expenses). The increase in expenses in the second quarter of 1998 is primarily attributable to higher subadvisory expenses generated from higher asset levels in the Company's series Trust, Manufacturers Investment Trust, an increase in non-capitalized acquisition expenses (related to higher sales volumes), other costs associated with growth in the Company's business, and additional operating expenses associated with expanding the Company's operations in New York. As a result of FASB 97, the Company's DPAC amortization expense increased by $12.6 million from $4.5 million during the second quarter of 1998. The increase in DPAC amortization for the second quarter is a result of the growth in the DPAC balance and lower investment returns during the quarter. The Company incurred higher financing costs during the quarter as a result of an increase in outstanding notes payable related to additional borrowings ($25 million in June 1997 and $25 million in February 1998) for commission financing associated with the sales growth of the Company.

NET INCOME

Net income in the second quarter of 1998 was $8.2 million, compared to net income of $9.6 million in the same period of 1997. As noted previously the higher fee income and higher investment income in the second quarter of 1998 were offset by higher benefits, operating costs, DPAC amortization and additional financing costs which led to lower second quarter 1998 results.

The discussion that follows compares results for the six months ended June 30, 1998 to those for the six months ended June 30, 1997.

DEPOSITS AND PREMIUMS

During the first half of 1998, strong growth in variable annuity sales continued. The Company's sales increased by $256 million from $908 million in 1997 to $1,164 million in 1998. The increasing sales are primarily due to the effects of the Efficient Frontier Investment model, competitively performing investment funds and competitive product features and sales compensation.

FEE INCOME

Total fees, including advisory fees, generated by Separate Accounts and policyholder funds increased to $125.0 million from $85.2 million during the first half of 1998 versus the same period in 1997. Continued strong investment performance and a growing block of inforce business has resulted in higher separate account values and, therefore, higher fee income, which is a percentage of the net value of invested assets in the separate account portfolio.

NET INVESTMENT INCOME

Net investment income was $5.9 million for the first half of 1998, compared to $3.4 million in the same period of 1997. This growth is primarily due to the $47.7 million capital infusion received to support expanded operations in New York State and the $16.3 million of proceeds related to the disposal of the Company's mutual fund segment in the fourth quarter of 1997.

REALIZED CAPITAL GAINS

Realized gains in the first half of 1998 were $0.2 million compared to realized gains of $0.1 million in the same period of 1997. The Company does not actively trade assets for capital gains.

POLICYHOLDER BENEFITS

Policyholder benefits were $2.6 million in the first half of 1998, compared to $2.3 million in the first half of 1997. This increase is primarily a result of higher fixed accumulation account values. The Company's policyholder funds were $95.9 million and $ 89.5 million at June 30, 1998 and June 30, 1997, respectively.

EXPENSES AND DEFERRED POLICY ACQUISITION COSTS (DPAC) AMORTIZATION

Operating costs and expenses, including commissions, were $124.9 million for the first half of 1998 compared to $98.6 million for the first half of 1997 before deferral of acquisition expenses ($58.9 million and $45.0 million, respectively, net of deferred acquisition expenses). The increase in expenses in the first half of 1998 is primarily attributable to higher subadvisory expenses generated from higher asset levels in the Company's series Trust, Manufacturers Investment Trust, an increase in non-capitalized acquisition expenses (related to higher sales volumes), other costs associated with growth in the Company's business, and additional operating expenses associated with expanding the Company's operations in New York. As a result of FASB 97, the Company's DPAC amortization expense increased by $1.3 million to $20.9 million from $19.6 million during the first half of 1998. The impact of growth in business on DPAC amortization has been largely offset by the effect of better than expected investment returns. The Company incurred higher financing costs during the first half of 1998 as a result of an increase in outstanding notes payable related to additional borrowings ($25 million in June 1997 and $25 million in February 1998) for commission financing associated with the sales growth of the Company.

NET INCOME

Net income in the first half of 1998 was $24.1 million, compared to net income of $10.5 million in the same period of 1997. As noted previously the higher fee income and higher investment income in the first half of 1998 were partially offset by higher benefits, operating costs, DPAC amortization and additional financing costs which led to improved 1998 results.

FINANCIAL CONDITION

ASSETS

Separate account assets were $11.2 billion at the end of the second quarter of 1998, compared to $9.5 billion at the end of 1997. This growth reflects net cash transfers to the separate accounts of $0.7 billion and $1.0 billion of gains due to investment performance of the underlying funds and growth in the overall variable annuity business.

General account assets were $1.2 billion at the end of the second quarter of 1998, compared to $1.1 billion at the end of 1997.

The DPAC asset increased from $365.0 million at the end of 1997 to $410.0 million at the end of the second quarter of 1998. This increase is primarily due to deferrable acquisition costs associated with the increased sales volumes of variable annuity products net of DPAC amortization associated with in-force business.

LIABILITIES

The Company's total liabilities of $12.2 billion increased $1.8 billion and moved with changes in the asset levels. Separate Account liabilities move in tandem with changes in Separate Account assets. The Company received an additional $25 million of borrowing, during February 1998 to provide commission financing as the Company continued to increase its sales volumes over 1997 levels.

PART II--OTHER INFORMATION

Item 1 - Legal Proceedings

         No reportable events

Item 2 - Changes In Securities

       (a) and (b) No reportable events

       (c)

The Company currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). Manufacturers Securities Services, LLC, a majority owned subsidiary of the Company is the principal underwriter of the contracts and Wood Logan Associates, Inc., an affiliate of the Company, is the promotional agent. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the subaccounts in which the contract is invested. As of June 30, 1998, the total variable assets in the Venture Group Annuity was $110,216,476.

Items 3 - Defaults Upon Senior Securities

No reportable events

Item 4 - Submission Of Matters To A Vote Of Security Holders

An action by unanimous consent of the sole stockholder of the Company, with regard to elect and appoint John D. DesPrez III, Peter S. Hutchinson and John D. Richardson as the Board of Directors of the Company and to ratify the appointment of Ernst & Young, LLP as auditors, was approved on May 29, 1998.

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

22                        Not Applicable

23(i)                     Not Applicable

23(ii)                    Not Applicable

24 (i) Power of Attorney - John D. Richardson, Director and Chairman of the Company 2/

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

7/  not applicable

8/ Incorporated by reference to Exhibit (b)(7)(i) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

9/ Incorporated by reference to Exhibit (b)(7)(iii) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

10/ Incorporated by reference to Exhibit 4 to Registration Statement on Form
    S-1, file number 33-6011, filed June 14, 1996

11/ Incorporated by reference to Exhibit 5 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

12/ Incorporated by reference to Exhibits (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

13/ Incorporated by reference to Form 10K, file number 812-06037, filed March
    31, 1998 on behalf of The Manufacturers Life Insurance Company of North America

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

Date: August 14, 1998

                                  EXHIBIT INDEX

Exhibit No.                 Description
-----------                 -----------


27            Financial data schedule for quarter ended June 30, 1998