Form 10-Q
period 1998-09-30
MANUFACTURERS LIFE INSURANCE CO OF NORTH AMERICA
filed 1998-11-13
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549
                               __________________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                             _____________________

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

                             _____________________

Indicated by check market whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     __X__ Yes        _____ No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of September 30, 1998 was 2,600.

           THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA


                         Quarterly Report on Form 10-Q
                    For the period ended September 30, 1998

                               Table of Contents



                                                                                              Page
                                                                                              ----
Part I   Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997            3

         Consolidated Statements of Income for the nine months and three months ended          4

         September 30, 1998 and 1997

         Statements of Cash Flows for the nine months ended September 30, 1998 and 1997        5

         Notes to Consolidated Financial Statements                                            6

Item 2.  Management Discussion and Analysis of Results of Operations and Financial Condition   7

Part II  Other Information

Item 1   Legal Proceedings                                                                     12

Item 2   Change in Securities                                                                  12

Item 3   Default upon Senior Securities                                                        12

Item 4   Submission of matters to a vote of Security Holders                                   12

Item 5   Other Information                                                                     12

Item 6A  Exhibits                                                                              12

Item 6B                                                                                        15


           THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                     MANULIFE-WOOD LOGAN HOLDING CO., INC.)

           The Manufacturers Life Insurance Company of North America

                    Consolidated Balance Sheets (Unaudited)


                                                                 AS AT                 AS AT
                                                          SEPTEMBER 30            DECEMBER 31
ASSETS  ($ thousands)                                             1998                   1997
                                                          ------------            -----------
                                                            (UNAUDITED)

INVESTMENTS
  Fixed maturities available-for-sale, at fair value
  (amortized cost:  1998 $148,918; 1997 $140,573)         $   155,335             $   143,307
  Short-term investments                                       58,503                  14,992
  Policy loans                                                  4,956                   3,276
                                                          -----------             -----------
TOTAL INVESTMENTS                                         $   218,794             $   161,575
                                                          -----------             -----------
Cash and cash equivalents                                 $     2,721             $     7,339
Accrued investment income                                       2,829                   2,641
Deferred policy acquisition costs                             418,532                 364,983
Receivable from affiliates                                          -                   4,605
Other assets                                                    7,273                   9,626
Due from reinsurers                                           566,084                 553,834
Separate account assets                                    10,389,723               9,529,160
                                                          -----------             -----------
TOTAL ASSETS                                              $11,605,956             $10,633,763
                                                          ===========             ===========
LIABILITIES AND SHAREHOLDER'S EQUITY ($ thousands)
LIABILITIES:
  Policyholder funds                                      $    96,004             $    92,750
  Payable to affiliates                                        10,345                       -
  Amounts on deposit from reinsurer                             3,000                   3,000
  Amount payable to reinsurers                                569,464                 571,882
  Notes payable to affiliates                                 241,000                 183,955
  Deferred tax liability                                       23,529                  16,428
  Other liabilities                                            36,192                  27,862
  Separate account liabilities                             10,389,723               9,529,160
                                                          -----------             -----------
TOTAL LIABILITIES                                         $11,369,257             $10,425,037
                                                          -----------             -----------
SHAREHOLDER'S EQUITY:
  Common stock (par value $1,000 per share--authorized,
  3,000 shares; issued and outstanding, 2,600 shares)     $     2,600             $     2,600
  Additional paid-in capital                                  179,053                 179,053
  Unrealized appreciation on securities available-for-sale      2,722                   1,200
  Retained earnings                                            52,324                  25,873
                                                          -----------             -----------
Total shareholder's equity                                $   236,699             $   208,726
                                                          -----------             -----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                $11,605,956             $10,633,763
                                                          ===========             ===========

See accompanying notes.

           THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                     MANULIFE-WOOD LOGAN HOLDING CO., INC.)

                 Consolidated Statements of Income (Unaudited)


                                                      THREE MONTHS ENDED    NINE  MONTHS ENDED
                                                         SEPTEMBER 30          SEPTEMBER 30
                                                      ------------------    -------------------
($ thousands)                                             1998      1997        1998       1997
                                                      --------   -------    --------   --------

REVENUES:
 Fees from separate accounts and policyholder funds    $42,666   $34,044    $123,556   $ 89,220
 Advisory fees and other distribution revenues          22,796    18,151      66,866     48,201
 Net investment income                                   3,124     1,883       9,044      5,324
 Net realized investment gains (losses)                    306        (5)        509        132
                                                       -------   -------    --------   --------
TOTAL REVENUE                                          $68,892   $54,073    $199,975   $142,877
                                                       -------   -------    --------   --------
BENEFITS AND EXPENSES:
 Benefits to policyholders                             $ 1,365   $ 1,448    $  3,983   $  3,746
 Amortization of deferred policy acquisition costs      28,749     9,196      49,597     28,840
 Other insurance expenses                               33,189    31,049      97,340     76,057
 Financing costs                                         1,727     2,459       8,158      7,924
                                                       -------   -------    --------   --------
TOTAL BENEFITS AND EXPENSES                            $65,030   $44,152    $159,078    116,567
                                                       -------   -------    --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES                                                  $ 3,862   $ 9,921    $ 40,897   $ 26,310
                                                       -------   -------    --------   --------
INCOME TAX EXPENSE                                     $ 1,504   $ 3,725    $ 14,446   $  9,471
                                                       -------   -------    --------   --------
INCOME FROM CONTINUING OPERATIONS                      $ 2,358   $ 6,196    $ 26,451   $ 16,839
                                                       -------   -------    --------   --------
Discontinued operations:
 Loss from operations, net of tax                      $     -   $     -    $      -   $    141
                                                       -------   -------    --------   --------
NET INCOME                                             $ 2,358   $ 6,196    $ 26,451   $ 16,698
                                                       -------   -------    --------   --------

See accompanying notes.

           THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                         (A WHOLLY-OWNED SUBSIDIARY OF
                     MANULIFE-WOOD LOGAN HOLDING CO., INC.)

               Consolidated Statements of Cash Flows (Unaudited)


                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30
                                                                                  --------------------

($thousands)                                                                           1998       1997
                                                                                  ---------   --------

OPERATING ACTIVITIES:
Net income                                                                        $  26,451   $ 16,698
Adjustments to reconcile net income to net income to net cash (used in) provided by operating activities:
     Amortization of bond discount and premium                                          490        286
     Benefits to policyholders                                                        3,983      3,746
     Provision for deferred income tax                                                6,285      8,604
     Net realized investment gains                                                     (509)      (127)
     Amortization of deferred policy acquisition costs                               49,597     30,546
     Policy acquisition costs deferred                                             (104,491)   (88,389)
     Changes in assets and liabilities:
          Accrued investment income                                                    (188)      (241)
          Other assets                                                                2,353     (2,749)
          Receivable from affiliates                                                  4,605          -
          Payable to affiliates                                                      10,345      3,454
          Other liabilities                                                           8,330     18,547
                                                                                  ---------   --------
Net cash (used in) provided by operating activities                               $   7,251   $ (9,625)
                                                                                  ---------   --------
INVESTING ACTIVITIES:
Purchase of fixed maturities                                                      $ (37,722)  $(33,091)
Proceeds from fixed maturities sold, matured or repaid                               29,396     26,941
Proceeds from sales of foreclosed real estate                                             -      2,268
Net change in short-term investments                                                (43,511)     4,095
Net change in policy loans                                                           (1,680)    (2,204)
                                                                                  ---------   --------
Net cash used in investing activities                                             $ (53,517)  $ (1,991)
                                                                                  ---------   --------
FINANCING ACTIVITIES:
Net reinsurance (consideration) proceeds                                          $ (14,668)  $ (3,109)
Receipts credited to policyholder funds                                               8,793     17,434
Return of policyholder funds                                                         (9,522)   (11,034)
Increase in notes payable to affiliates                                              57,045     25,711
                                                                                  ---------   --------
Net cash provided by financing activities                                         $  41,648   $ 29,002
                                                                                  ---------   --------
Increase (decrease) in cash and cash equivalents during the period                $  (4,618)  $ 17,386
Cash and cash equivalents at beginning of year                                        7,339     12,073
                                                                                  ---------   --------
BALANCE, END OF PERIOD                                                            $   2,721   $ 29,459
                                                                                  =========   ========


See accompanying notes.

           THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

                       NOTES TO THE FINANCIAL STATEMENTS

                                   UNAUDITED

1.   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.


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

      Total comprehensive income for the three months and nine months ended September 30, 1998 and 1997 was as follows:


                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                               SEPTEMBER 30         SEPTEMBER 30
                                            ------------------   -----------------
COMPREHENSIVE INCOME:                        1998        1997      1998      1997
                                            ------      ------   -------   -------

NET INCOME                                  $2,358      $6,196   $26,451   $16,698
OTHER COMPREHENSIVE INCOME, NET OF TAX:
 Unrealized holding gains
 on available-for-sale securities            1,145         328     1,522       377
                                            ------      ------   -------   -------
COMPREHENSIVE INCOME                        $3,503      $6,524   $27,973   $17,075
                                            ======      ======   =======   =======

      Other comprehensive income is reported net of taxes of $617 and $177 for the three months and $820 and $203 for the nine months ended September 30, 1998 and 1997, respectively.

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


CORPORATE STRUCTURE

The Company is a direct wholly-owned U.S. subsidiary of Manulife-Wood Logan Holding Co. Inc., which in turn is owned 62.5% by The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA"), 22.5% by MRL Holding, LLC ("MRL") and 15% by minority interests (which includes certain employees and former owners of Wood Logan Associates). ManUSA and MRL are indirectly wholly-owned subsidiaries of The Manufacturers Life Insurance Company ("Manulife Financial"), a Canadian mutual insurance company. Manulife Financial has been doing business in the United States since 1903.

On January 20, 1998, the Board of Directors of Manulife Financial asked the management of Manulife Financial to prepare a plan for conversion of Manulife Financial from a mutual life insurance company to an investor-owned, publicly-traded stock company. Any demutualization plan for Manulife Financial is subject to the approval of Manulife Financial's Board of Directors and policyholders as well as regulatory approval.


REVIEW OF CONSOLIDATED OPERATING RESULTS AND CONSOLIDATED FINANCIAL CONDITION


OPERATING RESULTS

The discussion that follows compares results for the three months ended September 30, 1998 to those for the three months ended September 30, 1997.


DEPOSITS AND PREMIUMS

During the third quarter of 1998, the company recognized moderate growth in variable annuity sales. The Company's sales increased by $55 million from $607 million in 1997 to $662 million in 1998. The third quarter was a record sales quarter for the Company even though the industry was facing a very volatile market. The overall increase in sales is primarily due to the effects of the Efficient Frontier Investment model, competitively performing investment funds and competitive product features and sales compensation.

FEE INCOME

Total fees, including advisory fees, generated by Separate Accounts and policyholder funds increased $13.3 million to $65.5 million for the third quarter of 1998 versus the same period in 1997. Although investment performance was lower in the quarter, our overall investment performance and a growing block of inforce business has resulted in higher separate account values and, therefore, higher fee income, which is a percentage of the net value of invested assets in the separate account portfolio.


NET INVESTMENT INCOME

Net investment income was $3.1 million for the third quarter of 1998, compared to $1.9 million in the same period of 1997. This growth is primarily due to the $47.7 million capital infusion received to support expanded operations in New York State in the fourth quarter of 1997.


REALIZED CAPITAL GAINS

Realized gains in the third quarter of 1998 were $0.3 million compared to realized gains of $0.0 million in the same period of 1997. The Company does not actively trade assets for capital gains.


POLICYHOLDER BENEFITS

Policyholder benefits were $1.4 million in the third quarter of 1998, compared to $1.5 million in the third quarter of 1997. This slight decrease is primarily a result of lower interest rates related to fixed accumulation account values. The Company's policyholder funds were $ 96.0 million and $ 92.8 million at September 30, 1998 and September 30, 1997, respectively.


EXPENSES AND DEFERRED POLICY ACQUISITION COSTS (DPAC) AMORTIZATION

Operating costs and expenses, including commissions, were $72.6 million for the third quarter of 1998 compared to $65.9 million for the third quarter of 1997 before deferral of acquisition expenses ($33.2 million and $31.1 million, respectively, net of deferred acquisition expenses). The increase in expenses in the third quarter of 1998 is primarily attributable to higher subadvisory expenses generated from higher asset levels in the Manufacturers Investment Trust, an increase in non-capitalized acquisition expenses (related to higher sales volumes), other costs associated with growth in the Company's business, and additional operating expenses associated with expanding the Company's operations in New York. The Company's DPAC amortization expense during the quarter was $28.7 million, an increase of $19.5 million from the third quarter of 1997. The increase in DPAC amortization is a result of the growth in the DPAC balance and negative investment returns for the quarter. Approximate investment returns for 1998 and 1997 were a negative 11% versus a positive 6%, respectively. The Company incurred lower financing costs during the quarter as a result of reinsurance allowances received during the third quarter. Offsetting the reinsurance allowances were higher financing fees associated with an increase in outstanding notes payable. The Company borrowed an additional $25 million in June 1997, $25 million in February 1998 and $32.5 million in August 1998 for commission financing associated with the sales growth of the Company.


NET INCOME

Net income in the third quarter of 1998 was $2.4 million, compared to net income of $6.2 million in the same period of 1997. As noted previously, the higher fee income and higher investment income in the third quarter of 1998 were more than offset by higher benefits, operating costs and DPAC amortization which led to lower third quarter 1998 results.


The discussion that follows compares results for the nine months ended September 30, 1998 to those for the nine months ended September 30, 1997.


DEPOSITS AND PREMIUMS

The Company's sales increased by $311 million from $1,515 million in 1997 to $1,826 million in 1998. The increasing sales is primarily due to the effects of the Efficient Frontier Investment model, competitively performing investment funds and competitive product features and sales compensation.

FEE INCOME

Total fees, including advisory fees, generated by Separate Accounts and policyholder funds increased to $190.4 million from $137.4 million during 1998 versus the same period in 1997. Although investment performance year to date is significantly lower in 1998 our overall investment performance and a growing block of inforce business has resulted in higher separate account values and, therefore, higher fee income, which is a percentage of the net value of invested assets in the separate account portfolio.


NET INVESTMENT INCOME

Net investment income was $9.0 million for 1998, compared to $5.3 million in the same period of 1997. This growth is primarily due to the $47.7 million capital infusion received to support expanded operations in New York State in the fourth quarter of 1997.



REALIZED CAPITAL GAINS

Realized gains in 1998 were $0.5 million compared to realized gains of $0.1 million in the same period of 1997. The Company does not actively trade assets for capital gains.


POLICYHOLDER BENEFITS

Policyholder benefits were $4.0 million in 1998, compared to $3.7 million in 1997. This increase is primarily a result of higher fixed accumulation account values offset by lower interest rates. The Company's policyholder funds were $96.0 million and $92.8 million at September 30, 1998 and September 30, 1997, respectively.


EXPENSES AND DEFERRED POLICY ACQUISITION COSTS (DPAC) AMORTIZATION

Operating costs and expenses, including commissions, were $202.7 million in 1998 compared to $164.5 million for 1997 before deferral of acquisition expenses ($97.3 million and $76.1 million, respectively, net of deferred acquisition expenses). The increase in expenses during 1998 is primarily attributable to higher subadvisory expenses generated from higher asset levels in the Manufacturers Investment Trust, an increase in non-capitalized acquisition expenses (related to higher sales volumes), other costs associated with growth in the Company's business, and additional operating expenses associated with expanding the Company's operations in New York. The Company's DPAC amortization expense was $49.6 million an increase of $20.8 million from the same period in 1997. The increase in DPAC amortization is a result of growth in the DPAC balance and negative investment returns for 1998. Approximate investment returns for 1998 and 1997 were a negative 2% versus a positive 17%, respectively. The Company borrowed an additional $25 million in June 1997, $25 million in February 1998 and $32.5 million in August 1998 for commission financing associated with the sales growth of the Company. Partially offsetting the financing costs is an increase in reinsurance allowances received during 1998.


NET INCOME

Net income in 1998 was $26.5 million, compared to net income of $16.7 million in the same period of 1997. As noted previously, the higher fee income and higher investment income in 1998 were partially offset by higher benefits, operating costs, DPAC amortization and additional financing costs which led to improved 1998 results.

FINANCIAL CONDITION

ASSETS

Separate account assets were $10.4 billion at the end of the third quarter of 1998, compared to $9.5 billion at the end of 1997. This growth reflects net cash inflows to the separate accounts of $1.1 billion related to growth in the overall variable annuity business and a reduction of $0.2 billion due to investment performance of the underlying funds.

General account assets were $1.2 billion at the end of the third quarter of 1998, compared to $1.1 billion at the end of 1997.

The DPAC asset increased from $365.0 million at the end of 1997 to $418.5 million at the end of the third quarter of 1998. This increase is primarily due to deferrable acquisition costs associated with the increased sales volumes of variable annuity products net of DPAC amortization associated with in-force business.


LIABILITIES

The Company's total liabilities of $11.4 billion increased $1.0 billion and moved with changes in the asset levels. Separate Account liabilities move in tandem with changes in Separate Account assets. The Company received an additional $25 million and $32.5 million of borrowing during February 1998 and August 1998, respectively, to provide commission financing as the Company continued to increase its sales volumes over 1997 levels.



IMPACT OF YEAR 2000

The Company makes extensive use of information systems in the operations of its various businesses, including for the exchange of financial data and other information with customers, suppliers and other counterparties. The Company also uses software and information systems provided by third parties in its accounting, business and investment systems.

The Year 2000 risk, as it is commonly known, is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send premium billing notices, make claims payments or engage in other normal business activities.

In 1996, in order to make all systems applicable to and shared by the Company with Manulife Financial Year 2000 compliant, a program was instituted to modify or replace both Manulife Financial's information technology systems ("IT systems") and embedded technology systems ("Non-IT systems"). The phases of this program include (i) an inventory and assessment of all systems to determine which are critical, (ii) planning and designing the required modifications and replacements, (iii) making these modifications and replacements, (iv) testing modified or replaced systems, (v) redeploying modified or replaced systems and (vi) final management review and certification. For most IT systems identified as critical, Manulife Financial is in either the testing, redeployment or final review and certification phase. For critical Non-IT systems, Manulife Financial is, on average, in the redeployment phase. Management believes that Manulife Financial's critical systems will be Year 2000 compliant by the end of 1998, and that other systems will be dealt with by the end of 1999.

In addition to efforts directed at Manulife Financial's own systems, Manulife Financial is presently consulting vendors, customers, and other third parties with which it deals in an effort to ensure that no material aspect of Manulife Financial's or the Company's operations will be hindered by Year 2000 problems of these third parties. This process includes providing third parties with questionnaires regarding the state of their Year 2000 readiness and, where possible or where the relationship is deemed material, testing or otherwise confirming that the responses received are correct.

Manulife Financial's contingency plans for the Year 2000 risk are currently being addressed in conjunction with its business continuity planning process, which includes disaster recovery. Manulife Financial and the Company recognize the importance of preparing for the change to the Year 2000 and, commencing in January 1999, will conduct an assessment of the risk that Manulife Financial's Year 2000 program has not fully resolved its Year 2000 issues and prepare, if necessary, appropriate contingency plans to address these risks. Management currently believes that, with modifications to existing software and conversions to new software, the Year 2000 risk will not pose significant operational problems for Manulife Financial's or the Company's computer systems. As part of the Year 2000 program, critical systems are being "time-shift" tested in the Year 2000 and beyond to confirm that they will continue to function properly before, during and after the change to the Year 2000. However, there can be no assurance that the Manulife Financial's Year 2000 program, including consulting third parties, will avoid any material adverse effect on Manulife Financial's or the Company's operations, customer relations or financial condition. Manulife Financial estimates the total cost of its Year 2000 program will be approximately $60 million, of which $42 million has been incurred through September 30, 1998; however, there can be no assurance that the actual cost incurred will not be materially higher than such estimate. Those costs attributed to the purchase of new software and hardware will be capitalized. Other costs will be expensed as incurred. The Company will receive an allocation of these costs due to its shared systems but these costs are not expected to have a material effect on the net operating income of the Company.

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

PART II--OTHER INFORMATION


Item 1 - Legal Proceedings

     No reportable events

Item 2 - Changes In Securities

     (a) and (b) No reportable events

     (c)

The Company currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). Manufacturers Securities Services, LLC, a majority owned subsidiary of the Company is the principal underwriter of the contracts and Wood Logan Associates, Inc., an affiliate of the Company, is the promotional agent. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the subaccounts in which the contract is invested. As of September 30, 1998, the total variable assets in the Venture Group Annuity was $99,324,847.

Items 3 - Defaults Upon Senior Securities

No reportable events

Item 4 - Submission Of Matters To A Vote Of Security Holders

No reportable events

Item 5 - Other Information

No reportable events

Item 6A - Exhibits

(3) Exhibits (the Registrant is also referred to as the "Company")


Exhibit No.  Description
-----------  -----------
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

                                       12


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

<FF>


(10)(vii)    -   Automatic Yearly Renewable Term Reinsurance Agreement between the Company and Transamerica Occidental Life Insurance
                 Company - 12/

(10)(viii)   -   Amendment No. 1 to the Variable Annuity Guaranteed Death
                 Benefit Reinsurance Agreement between the Company and
                 Connecticut General Life Insurance Company -12/

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

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
(Registrant)



By: /s/ David W. Libbey
     David W. Libbey
     Vice President, Treasurer and Chief Financial Officer
     (Principal Financial Officer and Duly Authorized Officer)

Date: November 13, 1998

<FF>

                                 EXHIBIT INDEX

   Exhibit No.  Description
   -----------  ------------------------------------------------------------

   27           Financial data schedule for quarter ended September 30, 1998