Form 10-K
period 1998-12-31
MANUFACTURERS LIFE INSURANCE CO OF NORTH AMERICA
filed 1999-03-30
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                               ------------------

                                    FORM 10-K

                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                              ---------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

No shares of voting stock are held by nonaffiliates of the Registrant.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of December 31, 1998 was 2,600.

                      DOCUMENTS INCORPORATED BY REFERENCE


None.

                                     PART 1

Item 1 - Business

Description of Company, Reportable Segments and Products

The Registrant consists of The Manufacturers Life Insurance Company of North America ("MNA"), The Manufacturers Life Insurance Company of New York ("MNY") and Manufacturers Securities Services, LLC ("MSS") and is hereinafter referred to collectively as the "Company". The Company's principal office is located at 116 Huntington Avenue, Boston, Massachusetts 02116 and is a wholly-owned subsidiary of Manulife-Wood Logan Holding Co., Inc. ("MWL"). MWL is 62.5% owned by The Manufacturers Life Insurance Company (USA) ("ManUSA"), 22.5% by MRL Holding, LLC ("MRL") and 15% by minority interest shareholders. ManUSA and MRL are indirectly wholly-owned subsidiaries of The Manufacturers Life Insurance Company ("Manulife Financial"), a federally chartered Canadian mutual life insurance company. MNA is licensed to sell fixed and variable annuities, traditional life and variable life insurance, and accident and health insurance in all states except New Hampshire and New York. MNY is licensed to sell fixed and variable annuities, traditional life insurance, and accident and health insurance in New York only.



MNA is a stock life insurance company organized under the laws of Delaware in 1979 and has two subsidiaries, MNY and MSS. MNY is an insurance subsidiary licensed to conduct business in the State of New York. MSS, a majority-owned broker dealer, acts as investment advisor to the Manufacturers Investment Trust ("MIT"), a no-load, open-end investment management company organized as a Massachusetts business trust and as the principal underwriter of the Company's variable annuity and life insurance contracts and is the exclusive distributor of its insurance products in New York. MSS is the successor to NASL Financial Services, Inc. ("NASL Financial"), a broker dealer that conducted operations until September 30, 1997, when it was reorganized into MSS. Prior to October 1, 1997, NASL Financial also acted as investment advisor to North American Funds
(NAF), a no-load, open-end management investment company organized as a Massachusetts business trust.

Prior to 1998, the Company reported two segments, Annuities and Mutual Funds. The Mutual Fund segment consisted solely of NAF, a group of thirteen mutual funds. During 1997, the Company disposed of NAF to an unrelated party. In 1997 and 1998, pursuant to a revised plan of operations for MNY, the Company entered the Savings and Retirement Services and Life Insurance businesses in the state of New York. The Company now reports three segments: Annuities, Savings and Retirement Services, and Life Insurance. The Company's reportable segments have been determined based on differences in product features and distribution; the segment definitions are also consistent with the Company's management structure. No significant assets or revenues have been generated to date in the Savings and Retirement Services and Life Insurance segments. However, start-up costs reported for these two segments contributed to lower net income levels during 1998 and 1997.

Through its three segments, the Company issues individual and group annuity contracts and life insurance contracts. Within its Annuities segment, the Company issues fixed and variable annuities. Prior to July 1, 1998, the Company also issued variable life insurance contracts within its Annuities segment. Amounts invested in the fixed portion of the Company's contracts are allocated to the general accounts of the Company or, in the case of the market value adjusted annuity contract, to non-insulated separate accounts of the Company. Amounts invested in the variable portion of the contracts are allocated to separate accounts of the Company, each subaccount of which invests in shares of one of the portfolios of MIT or in open-end investment management companies offered and managed by unaffiliated third parties. As a result, the variable annuity and life products provide returns based upon the returns of the underlying mutual funds. Those returns will fluctuate based on market performance and are not guaranteed.

The segment discussion below focuses solely on the Annuities segment due to the limited assets, effects on net income, and revenues associated with the start-up nature of the Savings and Retirement Services and Life Insurance segments.


                                ANNUITIES SEGMENT

Annuities provide insurance protection against the risk of outliving an individual's income during his or her lifetime. Annuities also provide tax-deferred savings during the accumulation savings phase and tax-favored retirement income during the income phase. The Company's variable annuity sales occur via its Venture annuity series: Venture, Venture Vision and Venture Vantage. All three variable annuities offer multiple variable investment options and one or more fixed investment options as well as competitive minimum death benefit guarantees. In addition to the variable investment options, the Venture series products offer multiple fixed investment options that guarantee the interest rate return for the stated guaranteed duration. However, certain of the Venture products impose a market value charge for premature withdrawals or transfers prior to the end of the guaranteed duration. All Venture products impose an annual asset based fee on amounts held in variable investment options and certain of those products contain a graded contingent deferred sales charge. In addition to the variable Venture series, the Company also sells the Venture Market Value Annuity which offers only fixed investment options and imposes a market value adjustment upon surrender. Within its Annuities segment, the Company also administers a closed block of modified single premium variable life insurance product called Venture Life. Generally, Venture Life was issued as a modified endowment contract ("MEC") which provides tax treatment and product features which are similar to those of an annuity with additional tax-efficient death proceeds features. For 1997, the last full year for which the contract was sold, Venture Life sales were less than 2% of Annuities segment sales.

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

Sales and Asset Retention

Annuity sales are primarily driven by the U.S. domestic and international equity markets, distribution capabilities, attractive policy features and client servicing capabilities. The variable options tend to be more attractive in low interest rate environments as they provide potential for higher returns through equity investments. For this potential higher return, the policyholder assumes directly the investment risk of the underlying mutual funds. Higher interest rate environments tend to favor the fixed investment options as the policyholder may lock in guaranteed interest rates without assuming the investment risk associated with variable investment options.

The Venture annuity series products offer a variety of investment options, death benefit options, administrative features and customer services that enhance both sales and asset retention. The variable investment options offered by the Company employ a multi-manager approach through the use of subadvisers to the underlying mutual funds. Currently fifteen investment management firms provide investment management expertise to the thirty-five variable investment options. The Company also offers five Lifestyle portfolios which are "funds of funds". These variable investment options strategically allocate deposits over various investment disciplines with the long-term goal of matching return to the risk profile of the policyholder. The ability to provide superior investment returns under the variable options is essential to the retention of assets.

Policyholders are permitted to withdraw all or part of their account value at any time subject to possible contingent deferred sales charges and/or market value charges. Such premature terminations result in a loss of the Company's anticipated future earnings related to the annuity deposit and accelerated recognition of expenses related to policy acquisition, principally commissions, which are otherwise deferred and amortized over the life of the policy. Contingent deferred sales charges, if imposed by the product, are designed to compensate the Company for the accelerated recognition of those expenses and act as a deterrent against policyholders surrendering their policies prematurely. Generally, contingent deferred sales charges do not apply to withdrawals up to the higher of 10% of payments or accumulated earnings. Market value charges are imposed to offset the cost of selling depressed asset values in increasing interest rate environments.

The Venture, Venture Vision and Venture Vantage annuities provide innovative minimum death benefits to policyholders. For issue ages 80 and younger, Venture and Venture Vision guarantee a death benefit equal to the greater of deposits net of withdrawals or the highest account value on any contract anniversary increased by subsequent deposits net of withdrawals, up to attained age 80. Venture Vantage provides a minimum death benefit equal to the larger of deposits net of withdrawals or the contract value on the ninth contract anniversary. The minimum death benefits are designed to act as a deterrent to policyholders surrendering their policies after the contingent deferred sales charge period has expired.


The Company, along with its ultimate parent company Manulife Financial, enjoys strong financial ratings that enhance its ability to attract new sales and retain assets. Distributors and consumers of variable and fixed annuity products have begun to utilize the relative financial strength ratings as a criteria in choosing an annuity carrier. The Company has received financial strength ratings of A++ (Superior) by A.M. Best, AA+ (Very Strong) by Standards and Poor's ("S&P") and Aa2 (Excellent) by Moody's Investor Services. The Company is rated AAA (Highest) by Duff & Phelps in terms of the Company's ability to meet its contractual obligations to its policyholders.

The ability to service policyholders in an effective, efficient and courteous manner is an important success factor for sales and asset retention. The Company has received high service ratings through independent surveys. To maintain this level of service the Company has and will continue to make significant investments in its infrastructure.

Marketing and Distribution

The variable annuity market in the United States is relatively young and has realized significant growth in the past few years. According to the Value Survey conducted by Tillinghast, sales grew 16% in 1998 over 1997 with total 1998 sales of $96.2 billion. The Company, with 1998 total sales of $2.4 billion, captured market share of 2.44%, ranking it 16th for variable annuity products issued in the United States. Wood Logan Associates, Inc. ("WLA"), a registered broker dealer and an affiliate of the Company, provides sales and marketing services through a team of wholesalers soliciting broker dealer firms across the United States through wirehouses, regional brokerage firms, financial planners and banks.

                    Percentage Sales of Annuities by Channel
                         For the years ended December 31

                                     1998              1997             1996
                                     ----              ----             ----
Wirehouse Firms                      23.8%             21.9%            22.7%
Regional Brokerage Firms             16.5              19.6             24.4
Financial Planner Firms              48.5              46.7             42.2
Banks                                11.2              11.8             10.7
                                    -----             -----            -----
      Total                         100.0%            100.0%           100.0%


                                   REGULATION

MNA is subject to the laws of the State of Delaware governing insurance companies and to the regulation of the Delaware Insurance Department. MNY is subject to the laws and regulation of the State of New York. In addition, the Company is subject to regulation under the insurance laws of other jurisdictions in which the Company operates. Regulation by each insurance department includes periodic examination of the Company's financial position and operations, including contract liabilities and reserves. Regulation by supervisory agencies includes licensing to transact business, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulation of the type and amounts of permitted investments. The Company's books and accounts are subject to review by each insurance department and other supervisory agencies at all times, and the Company files annual statements with these agencies.


Several insurers affiliated with the Company, including ManUSA, are domiciled in Michigan and therefore are subject to Michigan regulation. Consequently, the Michigan Insurance Bureau has jurisdiction in applying its laws and regulations to transactions which may occur between the Company and any of Manulife Financial's United States subsidiaries. Under Michigan holding company laws and other laws and regulations, intercompany transactions, transfers of assets and dividend payments may be subject to prior notification or approval depending upon the size of such transfers and payments in relation to the financial positions of the companies. Transactions between the Company and Manulife Financial or any if its subsidiaries are primarily regulated by Delaware but may also be subject to Michigan or New York regulation.

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

On January 20, 1998, the Board of Directors of Manulife Financial asked its management to prepare a plan for conversion from a mutual life insurance company to an investor-owned, publicly-traded stock company. Any demutualization plan for Manulife Financial is subject to the approval of its Board of Directors and policyholders, as well as regulatory approval.


Item 2 - Properties

The Registrant owns no property.

Item 3. Legal Proceedings

Nothing to report

Item 4 - Submission of Matters to a Vote of Security Holders

Nothing to report

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

MWL is the sole record holder of the Registrant's shares. Therefore, there is no public trading market for Registrant's common stock. The Registrant has declared no cash dividends on its common stock at any time during the two most recent fiscal years.

The Company currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). MSS is the principal underwriter of the contracts, and WLA provides sales and marketing services. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the subaccounts in which the contract is vested. As of December 31, 1998, the total variable assets in the Venture Group Annuity was $120,748,895.

Item 6 - Selected Financial Data

                                                                       For the Years Ended December 31
                                               ---------------------------------------------------------------------------
                                                    1998            1997            1996            1995           1994*
                                                    ----            ----            ----            ----           -----
                                                                               (in thousands)
Under Generally Accepted Accounting Principles:

Total Revenues                                 $   274,216     $   202,751     $   147,772     $   143,896

Net Income                                          44,420          33,233          15,735          11,032

Total Separate Account Assets                   12,188,420       9,529,160       6,820,599       5,131,536

Total Assets                                    13,496,414      10,633,763       7,811,370       6,244,352

Shareholder's Equity                               254,030         208,726         127,070          95,256

[FN]
* Selected financial data under generally accepted accounting principles is not available for 1994. Prior to 1996, the Company prepared its financial statements in conformity with accounting practices prescribed or permitted by the Delaware Insurance Department which practices were considered GAAP for mutual life insurance companies. FASB Interpretation 40, Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and other Enterprises (FIN 40), as amended, which was effective for 1996 annual financial statements, no longer permitted statutory-basis financial statements to be described as being prepared in conformity with GAAP. Accordingly, the Company has adopted various accounting pronouncements, principally Statement of Financial Accounting Standards No. 120, Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts (SFAS No. 120), which addresses the accounting for long-duration insurance contracts.

Pursuant to the requirements of the above pronouncements, the effect of the changes in accounting have been applied retroactively and the previously issued 1995 financial statements have been restated for the change.

                                                                 For the Years Ended December 31
                                       -----------------------------------------------------------------------------
                                            1998            1997            1996            1995          1994*
                                            ----            ----            ----            ----          -----
                                                                       (in thousands)
On Statutory Basis **:

Total Revenues                         $  2,210,418    $  1,944,058    $  1,128,313    $  1,058,882    $  1,226,602

Net Income (Loss)                            28,067          22,259           3,067         (7,288)        (30,454)

Total Separate Account Assets            11,354,727       8,931,967       6,459,290       4,914,728       3,661,278

Total Assets                             11,494,116       9,055,820       6,517,773       4,962,504       4,240,248

Capital and Surplus                         157,940         139,171          69,554          50,158          59,408

[FN]
** Statutory accounting practices differ in certain respects from generally accepted accounting principles. The significant differences relate to consolidation accounting, investments, deferred acquisition costs, deferred income taxes, non-admitted asset balances and reserve calculation assumptions. Charges for investment management, administration and contract guarantees have been reclassified from net transfers to total revenues for 1994-1997 to conform to the current year statutory presentation.

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

Prior to 1998, the Company reported two segments, Annuities and Mutual Funds. The Mutual Fund segment consisted solely of NAF, a group of thirteen mutual funds. During 1997, the Company disposed of its Mutual Fund segment to an unrelated party. In 1998 and 1997, pursuant to a revised plan of operations for MNY, the Company entered the Savings and Retirement Services and the Life Insurance businesses in New York. The Company now reports three segments:
Annuities, Savings and Retirement Services, and Life Insurance. Because two of the Company's segments, Savings and Retirement Services and Life Insurance, were recently introduced, the assets, revenues and operations of those segments are not material to the Company's 1998 financial position or results of operations.

The remainder of this discussion will be limited to the Annuities segment except as noted.

The Company's primary source of earnings from the Annuities segment are fees assessed against policyholder account balances held in the Company's separate accounts including: mortality and expense risk charges, surrender charges and an annual administrative charge. In addition, the segment earns a spread between the advisory fees charged to manage the separate account assets invested in MIT and the subadvisory fees paid to external managers of those assets. A key factor in the Company's profitability is sustained growth in the underlying assets through market performance coupled with the ability to acquire and retain variable annuity and life deposits.

BASIS OF PRESENTATION

During 1996, the Company adopted generally accepted accounting principles ("GAAP") in conformity with the requirements of the Financial Accounting Standards Board. A description of accounting policies can be found in Note 2 to the consolidated financial statements.

REVIEW OF CONSOLIDATED OPERATING RESULTS

1998 Compared to 1997


The Company recorded net income from continuing operations of $43.8 million in 1998 versus net income of $27.4 million in 1997, an increase of $16.4 million or 60%. The increase was primarily a result of fee income earned on additional separate account assets. Separate account assets grew by 28% while total assets increased by 27% during 1998. This growth is attributed to record sales of $2.4 billion for 1998 compared to 1997 sales of $2.2 billion, strong equity market performance during 1998 and favorable contract persistency. Total fees, including advisory fees, generated by separate accounts and policyholder funds increased by $67.0 million or 34% in 1998. Net investment income grew by $4.3 million or 54% due to additional fixed account sales. In addition, the Company recognized additional net investment income for the full year of 1998 associated with the $47.7 million capital infusion received in the fourth quarter of 1997 to support expanded operations in New York.

The Company incurred total benefits and expenses in 1998 of $206.5 million, an increase of $46.2 million, or 29% compared to 1997. The additional expenses are associated with higher subadvisory fees generated from higher asset levels in MIT, an increase in non-capitalized acquisition expenses and other costs associated with growth in the Company's business, and additional start-up expenses associated with expanding the Company's operations in New York.

The discontinued Mutual Fund segment, under the terms of the sale agreement concluded in 1997, received a contingent payment of $1.0 million payment on October 1, 1998. After taxes and an adjustment to the final sales price, this segment recorded an additional $0.6 million gain on sale in 1998 compared to net income of $5.8 million, including a $5.9 million gain on sale, in 1997.

1997 Compared to 1996


The Company recorded net income of $33.2 million in 1997 versus net income of $15.7 million in 1996, an increase of $17.5 million or 112%. A portion of the increase, $6.6 million, is attributed to the gain on the disposal of the Company's mutual fund segment and the decreased loss from its operations in 1997. The increase in net income from continuing operations was primarily a result of fee income earned on additional separate account assets. Separate account assets grew by 40% while total assets increased by 36% during 1997. This growth is attributed to record sales of $2.2 billion for 1997 compared to 1996 sales of $1.4 billion, strong equity market performance during 1997 and favorable contract persistency. The record sales for 1997 were attributable to the Company's implementation of the Efficient Frontier Investment model in early 1997 and the addition of competitively performing funds, including additional investment options. The latter includes five Lifestyle funds which offer the buyer the opportunity to invest in a pre-determined "fund of funds". In addition the Company also modified its product features and pricing to directly compete in a profitable manner with its key competitors. Total fees, including advisory fees, generated by separate accounts and policyholder funds increased by $52.7 million or 37% in 1997. Net investment income grew by $2.4 million or 45% due to higher fixed account sales and a $47.7 million capital infusion received in the fourth quarter of 1997 to support expanded operations in MNY.

The Company incurred total benefits and expenses in 1997 of $160.3 million, an increase of $38.2 million, or 31% compared to 1996. The additional expenses are associated with higher subadvisory fees generated from higher asset levels in MIT, an increase in non-capitalized acquisition expenses and other costs associated with growth in the Company's business, and additional operating expenses associated with expanding the Company's operations in New York.

The mutual fund segment net loss from operations improved by $0.6 million between 1997 and 1996. The decrease in the loss is primarily attributable to higher advisory fees and other revenues through the nine month period ended September 30, 1997 (date of disposal). Total revenues for this segment were $10.5 million (nine month period) in 1997 compared to $12.5 million (twelve month period) for 1996.

FINANCIAL POSITION

1998 Compared to 1997

Total assets increased from $10.6 billion at December 31, 1997 to $13.5 billion at December 31, 1998, an increase of $2.9 billion or 27%. Separate account assets increased by 28% in 1998 compared to 1997 and represent 90% of total assets as the Company continues to focus on its variable option insurance products. The Company continues to own high quality investment grade fixed maturity investments to support its general account liabilities and shareholder's equity. The Company's deferred acquisition costs (DAC) asset grew by 23% as the Company experienced record sales volumes during 1998 and deferred the related costs, net of current amortization, associated with those sales. Due from reinsurers increased $88.0 million as a result of higher fixed deferred account values related to 1998 dollar cost averaging promotions offered to policyholders in 1998.

Total liabilities increased proportionately with the growth in the related assets during 1998, primarily in the Company's separate accounts. During 1998, the Company borrowed an additional $57.5 million from Manulife Financial to support its record sales volumes and related acquisition expenses. Amount payable to reinsurers increased by $81.0 million primarily as a result of higher fixed annuity deposits and increased account values associated with the policies reinsured under the fixed annuity coinsurance agreement.

The growth in retained earnings is due to net income from continuing operations and discontinued operations of $43.8 million and $0.6 million, respectively, during 1998. In addition, shareholders equity increased $0.9 million due to higher market values associated with invested assets at December 31, 1998.


1997 Compared to 1996

Total assets increased from $7.8 billion at December 31, 1996 to $10.6 billion at December 31, 1997, an increase of $2.8 billion or 36%. Separate account assets increased by 40% in 1997 compared to 1996 and represented 90% of total assets as the Company continues to focus on its variable option insurance products. Fixed maturity and short-term investments, included in invested assets, increased by 56% during 1997. This increase is a result of a $47.7 million capital infusion in the fourth quarter of 1997 to support expansion of MNY's operations to include individual life insurance and pension products in the state of New York. The Company continues to own high quality investment grade fixed maturity investments to support its general account. The Company's DAC asset grew by 25% as the Company experienced record sales volumes during 1997 and deferred the related costs, net of current amortization, associated with the sales. Due from reinsurers decreased $19.6 million as a result of lower fixed deferred account values associated with the policies reinsured under the Company's coinsurance agreement.

Total liabilities have increased proportionately with the growth in the related assets during 1997, primarily in the Company's separate accounts. During 1997, the Company borrowed an additional $25.0 million from Manulife Financial to support the record sales volumes and related acquisition expenses. Amount payable to reinsurers decreased $22.0 million primarily as a result of lower fixed deferred account values associated with the policies reinsured under the Company's coinsurance agreement.

The Company received $47.7 million of additional capital to support expansion of its New York operations. The growth in retained earnings is due to net income from continuing operations and discontinued operations of $27.4 million and $5.8 million, respectively, during 1997. In addition, shareholders equity increased $0.7 million due to higher market values associated with invested assets at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. Historically, the Company's principal cash flow sources have been deposits and charges on contracts, investment income, maturing investments, and proceeds from sales of investment assets. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the Company relate principally to its annuity liabilities and to the funding of investments in new products, processes, and technologies. The liabilities mentioned above include the payment of benefits under its annuity contracts along with contract withdrawals and policy loans.

The general account liabilities consist of policyholder funds whose liquidity requirements do not fluctuate significantly from one year to the next. Policyholder transactions related to separate accounts do not materially impact the cash flow of the Company.

The substantial increase in the Company's sales since 1993 has resulted in the Company requiring cash financing to support this growth. The Company must invest all of its variable option deposits in the separate accounts while paying commissions and acquisition expenses related to these deposits and other sales from its general account. Prior to 1995, the Company used capital and general account assets to fund these costs. Since 1995, the Company's fixed account acquisition expenses are largely funded through a fixed account reinsurance agreement. Substantially all variable account acquisition costs are financed through borrowing from Manulife Financial, starting in 1996, and internally generated cash flows.

The Company maintains a prudent amount invested in cash and short term investments. At the end of 1998, this amounted to $44.4 million or 21% of total investments compared to $ 22.3 million in 1997 or 13%. In addition, the Company's liquidity is managed by maintaining an easily marketable portfolio of fixed maturity securities. Because of the excess expense over income which arises from the cost of new policy issues, the continued success in generating sales will not only result in losses in the results from operations, but will create a cash flow strain as well. As a result, the Company on an annual basis forecasts its capital and financing requirements to support its operations. The Company looks to Manulife Financial for the necessary capital or financing to support the Company's growth.

The Company's net cash flows from operating activities were ($18.7) million, ($38.8) million and ($34.2) million for the years ended December 31, 1998, 1997 and 1996, respectively. The negative cash flows from operations are primarily related to increased commissions and acquisition expenses associated with increasing sales volumes. Offsetting these items each year are increases in total fees, including net advisory fees, generated by separate accounts and policyholder funds.

The Company's net cash flows from investing activities were ($33.3) million, ($39.1) million and ($3.3) million for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in cash flows for 1998 resulted primarily from fixed maturity securities maturing or sold offset by an increase in purchases of fixed maturity securities to meet the Company's cash flow needs. The negative cash flows in 1997 were primarily attributable to the purchases of fixed maturity securities associated with the capital infusion of $47.7 million and were partially offset by the disposal of the Mutual Fund segment in 1997 and the disposal of foreclosed real estate. The negative cash flows in 1996 were primarily attributable to the purchases of fixed maturity securities associated with the capital infusion of $18.0 million and were offset by the liquidation of "seed money" invested in the underlying MIT and NAF funds and the disposal of foreclosed real estate.

The Company's net cash flows from financing activities were $55.1 million, $73.2 million, and $38.5 million, for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in net cash flows for all three years is primarily related to additional borrowings from Manulife Financial to support the Company's growth. Net deposits to policyholder funds for 1998 and 1997 and capital contributions in 1997 and 1996 also contributed additional cash to the Company. Offsetting the cash flows for all three years are reinsurance costs and, in 1996, the Company incurred net redemptions from policyholder funds.

Aside from the financing required to partially fund acquisition costs, the Company's cash flows are adequate to meet the general obligations on all annuity contracts.

CAPITAL REQUIREMENTS AND SOLVENCY PROTECTION


In order to enhance the regulation of insurer solvency, the NAIC has established minimum Risk Based Capital (RBC) requirements. The requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The RBC model law requires that life insurance companies report on a formula-based RBC standard which is calculated by applying various factors to asset, premium and reserve items. The formula takes into account risk characteristics of the life insurer, including asset risk, insurance risk, interest risk and business risk. If an insurer's ratio falls below certain thresholds, regulators will be authorized, and in some circumstance required, to take regulatory action.

The Company's policy is to maintain capital and surplus balances well in excess of the minimums required under government regulations in all jurisdictions in which the Company does business. At December 31, 1998 the Company's capital and surplus balances exceeded all such required minimums.

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

The systems used by the Company have been assessed as part of a comprehensive written plan conducted by The Manufacturers Life Insurance Company (collectively with its subsidiaries "Manulife Financial"), to ensure that computer systems and processes of Manulife Financial and its subsidiaries and affiliates, including the Company, will continue to perform through the end of this century and in the next.

In 1996, in order to make Manulife Financial's systems Year 2000 compliant, a program was instituted to modify or replace both Manulife Financial's information technology systems ("IT systems") and embedded technology systems ("Non-IT systems"). The phases of this program include (i) an inventory and assessment of all systems to determine which are critical, (ii) planning and designing the required modifications and replacements, (iii) making these modifications and replacements, (iv) testing modified or replaced systems, (v) redeploying modified or replaced systems and (vi) final management review and certification. For most IT and non-IT systems identified as critical, certification has been completed for the Company. Of those systems classified as critical, management believes that over 99% were Year 2000 compliant at the end of 1998. Management continues to focus attention on the remaining 1% of critical systems. Those that affect the Company are expected to be compliant by the end of the second quarter in 1999. Management believes that the Company's non-critical systems will be Year 2000 compliant by the end of the first quarter 1999.

In addition to efforts directed at Manulife Financial's own systems, Manulife Financial is presently consulting vendors, customers, and other third parties with which it deals in an effort to ensure that no material aspect of Manulife Financial's operations will be hindered by Year 2000 problems of these third parties. This process includes providing third parties with questionnaires regarding the state of their Year 2000 readiness and, where possible or where appropriate, conducting further due diligence activities.

Manulife Financial recognizes the importance of preparing for the change to the Year 2000 and, in January 1999, commenced preparation of contingency plans, in the event that Manulife Financial's Year 2000 program has not fully resolved its Year 2000 issues. The Year 2000 Project Management Office for Manulife Financial's U.S. Division is coordinating the preparation of the Year 2000 contingency plan on behalf of U.S. Division affiliates and subsidiaries. Contingency planning is targeted for completion by mid-1999.

Management currently believes that, with modifications to existing software and conversions to new software, the Year 2000 risk will not pose significant operational problems for Manulife Financial's computer systems. As part of the Year 2000 program, critical systems were "time-shift" tested in the Year 2000 and beyond to confirm that they will continue to function properly before, during and after the change to the Year 2000. However, there can be no assurance that Manulife Financial's Year 2000 program, including consulting third parties and its contingency planning, will avoid any material adverse effect on Manulife Financial's operations, customer relations or financial condition. Manulife Financial estimates the total cost of its Year 2000 program will be approximately $59 million, of which $49.5 million has been incurred through December 31, 1998; however, there can be no assurance that the actual cost incurred will not be materially higher than such estimate. Most costs will be expensed as incurred; however, those costs attributed to the purchase of new software and hardware will generally be capitalized. The total cost of the Year 2000 program is not expected to have a material effect on Manulife Financial's net operating income.


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. The primary market risk exposure for the Company is the impact of lower than expected equity market performance on its asset-related fee revenue. The Company also has certain exposures to changes in interest rates.

Equity Risk

The Company earns asset based fees based on the asset levels invested in the separate accounts. As a result, the Company is subject to equity risk and the effect changes in equity market levels will have on the amounts invested in the separate accounts. The Company estimates that the effect of a 10% decline in equity fair values in force at December 31, 1998, if the decline existed throughout 1999, would adversely affect the Company's asset based fees for 1999 by $28.6 million.

Interest Rate Risk

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the issuance of certain interest sensitive annuity products and the investing of those proceeds in fixed rate investments. The Company manages its interest rate risk through an asset/liability management program. The Company has established a target portfolio mix which takes into account the risk attributes of the liabilities supported by the assets, expectations of market performance, and a generally conservative investment philosophy. Preservation of capital and maintenance of income flows are key objectives of this program. In addition, the Company has diversified its product portfolio offerings to include products that contain features that will protect it against fluctuations in interest rates. Those features include adjustable crediting rates, policy surrender charges, and market value adjustments on liquidations.

Based upon the Company's investment strategy, asset-liability management process, and the calculated durations of its assets and liabilities at December 31, 1998, management estimates that a 100 basis point immediate, parallel increase in interest rates for the entire year of 1999 would decrease the fair value of its duration managed assets by approximately $1.2 million. There would be no effect on the fair value of the Company's liabilities because of the features inherent in the Company's products.



Item 8 - Financial Statements and Supplementary Data

The Report of Independent Auditors and the Company's consolidated financial statements attached hereto are incorporated herein. See following page.

FINANCIAL STATEMENTS
THE MANUFACTURERS LIFE INSURANCE
COMPANY OF NORTH AMERICA

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
WITH REPORT OF INDEPENDENT AUDITORS

CONTENTS

Report of Independent Auditors                                    14
Audited Consolidated Financial Statements                         15
  Consolidated Balance Sheets                                     15
  Consolidated Statements of Income                               16
  Consolidated Statements of Changes in Shareholder's Equity      17
  Consolidated Statements of Cash Flows                           18
Notes to Consolidated Financial Statements                        19

Report of Independent Auditors


The Board of Directors and Shareholder
The Manufacturers Life Insurance Company of North America


We have audited the accompanying consolidated balance sheets of The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company and hereinafter referred to as the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Manufacturers Life Insurance Company of North America at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.







Boston, Massachusetts
February 22, 1999                   Ernst & Young LLP

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
CONSOLIDATED BALANCE SHEETS


As at December 31
ASSETS  ($ thousands)                                                              1998                   1997
                                                                              -------------           ------------

INVESTMENTS
Fixed maturity securities  available-for-sale, at fair value (note 3)         $     157,743           $    143,307
(amortized cost:  1998 $152,969; 1997 $140,573)
Short-term investments                                                               34,074                 14,992
Policy loans                                                                          5,175                  3,276
                                                                              -------------           ------------
TOTAL INVESTMENTS                                                             $     196,992           $    161,575
                                                                              -------------           ------------

Cash and cash equivalents                                                     $      10,320           $      7,339
Accrued investment income                                                             3,132                  2,641
Deferred acquisition costs (note 4)                                                 449,332                364,983
Receivable from affiliates                                                                -                  4,605
Other assets                                                                          6,360                  9,626
Due from reinsurers                                                                 641,858                553,834
Separate account assets                                                          12,188,420              9,529,160
                                                                              -------------           ------------
TOTAL ASSETS                                                                  $  13,496,414           $ 10,633,763
                                                                              =============           =============

LIABILITIES AND SHAREHOLDER'S EQUITY ($ thousands)
LIABILITIES:
Policyholder liabilities and accruals                                         $     102,252           $     92,750
Payable to affiliates                                                                 4,644                      -
Notes payable to affiliates (note 9)                                                241,419                183,955
Deferred income taxes (note 5)                                                       23,777                 16,428
Other liabilities                                                                    25,980                 27,862
Due to reinsurers                                                                   655,892                574,882
Separate account liabilities                                                     12,188,420              9,529,160
                                                                              -------------           ------------
TOTAL LIABILITIES                                                             $  13,242,384           $ 10,425,037
                                                                              -------------           ------------

SHAREHOLDER'S EQUITY:
Common stock (note 7)                                                         $       2,600           $      2,600
Additional paid-in capital                                                          179,053                179,053
Retained earnings                                                                    70,293                 25,873
Accumulated other comprehensive income                                                2,084                  1,200
                                                                              -------------           ------------
TOTAL SHAREHOLDER'S EQUITY                                                    $     254,030           $    208,726
                                                                              -------------           ------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                    $  13,496,414           $ 10,633,763
                                                                              =============           =============

See accompanying notes.

             MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                       CONSOLIDATED STATEMENTS OF INCOME

                        FOR THE YEARS ENDED DECEMBER 31
                                 ($ thousands)

                                                                    1998          1997          1996
                                                                 -----------    ----------    ----------
REVENUES:
     Fees from separate accounts and policyholder funds          $   166,498    $  126,636    $   95,323
     Advisory fees and other distribution revenues                    94,821        67,678        46,233
     Net investment income (note 3)                                   12,178         7,906         5,452
     Net realized investment gains (note 3)                              719           531           764
                                                                 -----------    ----------    ----------
TOTAL REVENUE                                                    $   274,216    $  202,751    $  147,772
                                                                 -----------    ----------    ----------

BENEFITS AND EXPENSES:
     Policyholder benefits and claims                            $     4,885    $    4,986    $    4,242
     Amortization of deferred acquisition costs (note 4)              53,499        40,649        30,830
     Other insurance expenses (note 10)                              135,624       100,385        71,255
     Financing costs                                                  12,497        14,268        15,821
                                                                 -----------    ----------    ----------
TOTAL BENEFITS AND EXPENSES                                      $   206,505    $  160,288    $  122,148
                                                                 -----------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
                                                                 $    67,711    $   42,463    $   25,624
                                                                 -----------    ----------    ----------
INCOME TAX EXPENSE (NOTE 5)                                      $    23,873    $   15,044    $    9,079
                                                                 -----------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS                                $    43,838    $   27,419    $   16,545
                                                                 -----------    ----------    ----------
Discontinued operations (note 15):
     Loss from operations, net of tax                            $         -    $     (141)   $     (810)
     Gain on disposal, net of tax                                $       582    $    5,955    $        -
                                                                 -----------    ----------    ----------
NET INCOME                                                       $    44,420    $   33,233    $   15,735
                                                                 -----------    ----------    ----------

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY


                                                                                        ACCUMULATED
                                                                            RETAINED       OTHER          TOTAL
                                             COMMON         ADDITIONAL      EARNINGS   COMPREHENSIVE  SHAREHOLDER'S
  ($thousands)                                STOCK      PAID-IN CAPITAL   (DEFICIT)      INCOME         EQUITY
                                             -------     ---------------   ---------     --------       ----------

  Balance at January 1, 1996                  $2,600        $113,322       $(23,095)     $  2,430       $   95,257
  Capital contribution                             -          18,000              -             -           18,000
  Comprehensive income (note 2)                    -               -         15,735        (1,921)          13,814
                                             -------        --------       --------      --------       ----------
  BALANCE, DECEMBER 31, 1996                  $2,600        $131,322       $ (7,360)     $    509       $  127,071
  Capital contribution                             -          47,731              -             -           47,731
  Comprehensive income (note 2)                    -               -         33,233           691           33,924
                                             -------        --------       --------      --------       ----------
  BALANCE, DECEMBER 31, 1997                  $2,600        $179,053        $25,873      $  1,200       $  208,726
  Comprehensive income (note 2)                    -               -         44,420           884           45,304
                                             -------        --------       --------      --------       ----------
  BALANCE, DECEMBER 31, 1998                  $2,600        $179,053       $ 70,293      $  2,084       $  254,030
                                             -------        --------       --------      --------       ----------

See accompanying notes

           THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31
                                 ($ thousands)

                                                                                  1998        1997           1996
                                                                              -----------    --------      ---------
OPERATING ACTIVITIES:
Net income                                                                    $    44,420    $ 33,233      $  15,735
Adjustments  to  reconcile  net  income  to
 net  cash  used  in  operating activities:
     Write-down of foreclosed real estate                                               -           -            342
     Amortization of bond discount and premium                                        685         401            197
     Benefits to policyholders                                                      4,885       4,986          4,242
     Gain on interest rate swap                                                         -           -         (1,632)
     Provision for deferred income tax                                              6,872      15,767          7,614
     Provision for deferred income tax included in discontinued operations              -           -            331
     Net realized investment gains                                                  (719)       (531)          (764)
     Amortization of deferred acquisition costs                                    53,499      40,649         30,830
     Amortization of deferred  acquisition  costs included in discontinued              -       1,707          2,214
     operations
     Policy acquisition costs deferred                                          (138,527)    (123,965)       (89,535)
     Gain on disposal of discontinued operations                                       -       (9,394)             -
     Changes in assets and liabilities:
         Accrued investment income                                                  (491)        (835)           146
         Other assets                                                               3,266      (1,396)         2,061
         Receivable from affiliates                                                 4,605      (4,605)             -
         Payable to affiliates                                                      4,644      (1,462)        (4,204)
         Other liabilities                                                        (1,882)       6,642         (1,789)
                                                                              -----------    --------      ---------
Net cash used in operating activities                                         $  (18,743)    $(38,803)     $ (34,212)
                                                                              -----------    --------      ---------
INVESTING ACTIVITIES:
Fixed maturity securities sold, matured or repaid                             $    37,694    $ 74,626      $  41,269
Fixed maturity securities purchased                                              (50,056)    (118,765)       (48,300)
Equity securities sold                                                                 -            1         12,738
Equity securities purchased                                                            -         (250)        (6,034)
Foreclosed real estate sold                                                            -        2,268          1,602
Disposal of discontinued operations                                                    -       16,338              -
Net change in short-term investments                                             (19,082)    (10,697)         (3,984)
Policy loans advanced, net                                                        (1,899)     (2,639)           (570)
                                                                              -----------    --------      ---------
Cash used in investing activities                                             $  (33,343)   $(39,118)     $   (3,279)
                                                                              -----------    --------      ---------
FINANCING ACTIVITIES:
Net reinsurance consideration                                                 $   (7,014)    $(5,443)      $  (4,116)
Deposits and interest credited to policyholder funds                              15,551      20,607          20,923
Return of policyholder funds                                                     (10,934)    (15,462)        (24,658)
Increase in notes payable to affiliates                                           57,464      25,754         138,201
Notes payable repaid                                                                   -           -        (109,867)
Capital contribution by Parent                                                         -      47,731          18,000
                                                                              -----------    --------      ---------
Cash provided by financing activities                                         $   55,067    $ 73,187      $   38,483
                                                                              -----------    --------      ---------
CASH AND CASH EQUIVALENTS:
Increase (decrease) during the year                                                2,981      (4,734)            992
Balance, beginning of year                                                         7,339      12,073          11,081
                                                                              -----------    --------      ---------
BALANCE, END OF YEAR                                                          $   10,320    $  7,339      $   12,073
                                                                              -----------    --------      ---------


See accompanying notes.

The Manufacturers Life Insurance Company of North America

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                            (IN THOUSANDS OF DOLLARS)

1.   ORGANIZATION

     The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company and hereinafter referred to as "MNA"), is a wholly-owned subsidiary of Manulife-Wood Logan Holding Co., Inc. (formerly NAWL Holding Company, Inc. and hereinafter referred to as "MWL"). MWL is 62.5% owned by The Manufacturers Life Insurance Company
     (USA) ("ManUSA"), 22.5% by MRL Holding, LLC, ("MRL") and 15% by minority interest shareholders. ManUSA and MRL are indirectly wholly-owned subsidiaries of The Manufacturers Life Insurance Company ("Manulife Financial"), a federally chartered Canadian mutual life insurance company.

     MNA owns 100% of The Manufacturers Life Insurance Company of New York (formerly First North American Life Assurance Company, hereinafter "MNY") and is the managing member with a 90% interest in Manufacturers Securities Services, LLC ("MSS"). MNY owns a 10% interest in MSS. MNA, MNY and MSS are hereinafter referred to collectively as "the Company".

     MNA issues individual and group annuity contracts in forty-eight states, excluding New York and New Hampshire. Prior to July 1, 1998, MNA also issued individual variable life insurance contracts. MNY issues individual and group annuity contracts and individual life insurance contracts in New York. Amounts invested in the fixed portion of the contracts are allocated to the general accounts of the Company or non-insulated separate accounts of the Company. Amounts invested in the variable portion of the contracts are allocated to the separate accounts of the Company. Each of these separate accounts invests in shares of the various portfolios of the Manufacturers Investment Trust (formerly NASL Series Trust and hereinafter referred to as "MIT"), a no-load, open-end investment management company organized as a Massachusetts business trust, or in open-end investment management companies offered and managed by unaffiliated third parties.

     Prior to October 1, 1997, NASL Financial Services Inc. ("NASL Financial"), a subsidiary of MNA, acted as investment adviser to MIT and as principal underwriter of the variable contracts issued by the Company. Effective October 1, 1997, MSS, the successor to NASL Financial, replaced NASL Financial as the investment advisor to MIT and as the principal underwriter of all variable contracts issued by MNA. MSS also acts as the principal underwriter for the variable contracts and is the exclusive distributor for all contracts issued by MNY

     On October 31, 1998, MNA transferred a 10% interest in the members' equity of MSS to MNY as a contribution of capital valued at $175.

2.   SIGNIFICANT ACCOUNTING POLICIES

     A)   BASIS OF PRESENTATION

          The accompanying consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP").

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

     B)   RECENT ACCOUNTING STANDARDS

     i) During 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose annual financial statements. Comprehensive income includes all changes in shareholder's equity during a period except those resulting from investments by and distributions to shareholders. The adoption of SFAS No. 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

          Total comprehensive income was as follows:

            FOR THE YEARS ENDED DECEMBER 31
            ($ thousands)                                                         1998         1997         1996
                                                                               --------    ---------     --------
            NET INCOME                                                         $ 44,420    $  33,233     $ 15,735
            OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
              Unrealized holding gains (losses) arising during the period         1,351        1,036       (1,424)
               Less:
               Reclassification  adjustment  for realized  gains included
                  in net income                                                     467          345          497
                                                                               --------    ---------     --------
            Other comprehensive income (loss)                                       884          691       (1,921)
                                                                               --------    ---------     --------
            COMPREHENSIVE INCOME                                               $ 45,304    $  33,924     $ 13,814
                                                                               --------    ---------     --------


          Other comprehensive income (loss) is reported net of taxes of $476, $372, and ($1,034) for 1998, 1997, and 1996, respectively.

     ii) During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the disclosure of information about the Company's operating segments, including disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, nor did it affect the manner in which the Company defines its operating segments. The Company reports three business segments:
          Annuities, Savings and Retirement Services, and Life Insurance.

     The Annuities segment consists of annuity contracts that provide the customer with the opportunity to invest in mutual funds managed by independent investment managers and the Company or in the general accounts of the Company, with investment returns accumulating on a tax-deferred basis. The Savings and Retirement Services segment offers 401(k) products to customers in the State of New York. The Individual Life Insurance segment offers traditional non-participating life insurance to the New York market. The Savings and Retirement Services segment was launched in mid - 1998 and the Individual Life Insurance segment was launched in late 1997. Both segments are considered to be in the start-up phase. No significant assets or revenues have been generated to date in these two segments. Start-up costs, on a pre-tax basis, reported for these two segments totaled approximately $534 and $2,399, respectively, in 1998 and $1,551 for the Individual Life Insurance segment in 1997.

     In 1997 and 1996, the Company reported two business segments: Annuities and Mutual Fund Operations. The Company sold its mutual fund operations in 1997 as described further in Note 15 of these financial statements.

     C)   INVESTMENTS

          The Company classifies all of its fixed maturity securities as available-for-sale and records these securities at fair value. Realized gains and losses on sales of securities classified as available-for-sale are recognized in net income using the specific identification method. Changes in the fair value of securities available-for-sale are reflected directly in accumulated other comprehensive income after adjustments for deferred taxes and deferred acquisition costs. Discounts and premiums on investments are amortized using the effective interest method.

          The cost of fixed maturity securities is adjusted for the amortization of premiums and accretion of discounts using the interest method. This amortization or accretion is included in net investment income.

          For the mortgage-backed bond portion of the fixed maturity securities portfolio, the Company recognizes amortization using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. That adjustment is included in net investment income.

          Policy loans are reported at aggregate unpaid balances which approximate fair value.

          Short-term investments, which include investments with maturities of less than one year and greater than 90 days at the date of acquisition, are reported at amortized cost which approximates fair value.

     D)   CASH EQUIVALENTS

          The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

     E)   DEFERRED ACQUISITION COSTS (DAC)

          Commissions, net of commission allowances for reinsurance ceded, and other expenses which vary with and are primarily related to the production of new business are deferred to the extent recoverable and included as an asset. Acquisition costs associated with annuity contracts and investment pension contracts are being amortized generally in proportion to the present value of expected gross profits from surrender charges and investment, mortality and expense margins. The amortization is adjusted retrospectively when estimates of current or future gross profits are revised. DAC associated with traditional non-participating individual insurance policies is charged to expense over the premium paying period of the related policies. DAC is adjusted for the impact on estimated future gross profits assuming the unrealized gains or losses on securities had been realized at year-end. The impact of any such adjustments is included in net unrealized gains (losses) in accumulated other comprehensive income. DAC is reviewed annually to determine recoverability from future income and, if not recoverable, it is immediately expensed.

     F)   POLICYHOLDER LIABILITIES

          Policyholder liabilities equal the policyholder account value for the fixed portions of annuity, variable life and investment pension contracts with no substantial mortality or morbidity risk. Account values are increased for deposits received and interest credited and are reduced by withdrawals. For traditional non-participating life insurance policies, policyholder liabilities are computed using the net level premium method and are based upon estimates as to future mortality, persistency, maintenance expenses and interest rate yields that are applicable in the year of issue. The assumptions include a provision for the risk of adverse deviation.

     G)   SEPARATE ACCOUNTS

          Separate account assets and liabilities that are reported in the accompanying balance sheets represent investments in MIT, which are mutual funds that are separately administered for the exclusive benefit of the policyholders of the Company and its affiliates, or open-end investment management companies offered and managed by unaffiliated third parties, which are mutual funds that are separately administered for the benefit of the Company's policyholders and other contract owners. These assets and liabilities are reported at fair value. The policyholders, rather than the Company, bear the investment risk. The operations of the separate accounts are not included in the accompanying financial statements. Fees charged on separate account policyholder funds are included in revenues.

     H)   REVENUE RECOGNITION

          Fee income from separate accounts, annuity contracts and investment pension contracts consists of charges for mortality, expenses and surrender and administration charges that have been assessed against the policyholder account balances. Premiums on traditional non-participating life insurance policies are recognized as revenue when due and currently are included in Fees from Separate Accounts and Policyholder Liabilities in the statements of income. Investment income is recorded as revenue when due.

          MSS and formerly NASL Financial (collectively the Advisor) are responsible for managing the corporate and business affairs of MIT and act as investment advisor to MIT. As compensation for its investment advisory services, the Advisor receives advisory fees based on the daily average net assets of the portfolios. The Advisor, as part of its advisory services, is responsible for selecting and compensating subadvisors to manage the investment and reinvestment of the assets of each portfolio, subject to the supervision of the Board of Trustees of MIT. The Company's discontinued operations include the compensation of NASL Financial for investment advisory fees and subadvisor compensation from the North American Funds ("NAF") through October 1, 1997, the date the Company sold NAF. Subadvisor compensation for MIT is included in other insurance expenses.

     I)   POLICYHOLDER BENEFITS AND CLAIMS

          Benefits for annuity contracts and investment pension contracts include interest credited to policyholder account balances and benefit claims incurred during the period in excess of policyholder account balances.

     J)   FINANCING AGREEMENTS

          MNA has entered into various financing agreements with reinsurers and an affiliated company. All assets and liabilities related to these contracts are reported on a gross basis. Due to the nature of MNA's products, these agreements are accounted for under the deposit method whereby the net premiums paid to the reinsurers are recorded as deposits.

     K)   INCOME TAXES

          Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that likely will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     L)   RECLASSIFICATIONS

          Certain prior year amounts have been reclassified to conform to the current year presentation.

3.   INVESTMENTS AND INVESTMENT INCOME

     A)   FIXED MATURITY SECURITIES

At December 31, 1998, the amortized cost and fair value of fixed maturity securities available for sale are summarized as follows:

                                                                        GROSS            GROSS
                                                AMORTIZED COST        UNREALIZED      UNREALIZED          FAIR VALUE
           AS AT DECEMBER 31,                                           GAINS           LOSSES
           ($ thousands)                        1998       1997      1998    1997       1998    1997     1998        1997
                                             ---------   --------   ------- -------    -----   -----   ---------  ---------
           U.S. government                   $  18,266   $ 14,333   $ 1,144  $  566     ($28)   ($13)  $  19,382  $  14,886
           Corporate                           100,705    110,191     3,376   1,905      (35)    (23)    104,046    112,073
           Mortgage-backed                      16,812     10,455       131      74      (68)     (3)     16,875     10,526
           Foreign governments                  16,129      4,535       151     194       (8)      -      16,272      4,729
           States/political subdivisions         1,057      1,059       111      34        -       -       1,168      1,093
                                             ---------   --------   ------- -------    -----   -----   ---------  ---------
           Total fixed maturity securities   $ 152,969   $140,573   $ 4,913 $ 2,773    ($139)   ($39)  $ 157,743  $ 143,307
                                             ---------   --------   ------- -------    -----   -----   ---------  ---------

          Proceeds from sales of fixed maturity securities during 1998 were $18,780 (1997 $53,325; 1996 $15,152).

          The contractual maturities of fixed maturity securities at December 31, 1998 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Corporate requirements and investment strategies may result in the sale of investments before maturity.

         ($ thousands)                                                     AMORTIZED COST           FAIR VALUE
                                                                          --------------           ----------
         FIXED MATURITY SECURITIES
            One year or less                                                  $ 23,380               $23,454
            Greater than 1; up to 5 years                                       69,250                71,105
            Greater than 5; up to 10 years                                      24,610                25,815
            Due after 10 years                                                  18,917                20,494
            Mortgage-backed securities                                          16,812                16,875
                                                                              --------               -------
         TOTAL FIXED MATURITY SECURITIES                                      $152,969              $157,743
                                                                              --------              --------

          Investments with a fair value of $6,105 and $6,284 at December 31, 1998 and 1997, respectively, were on deposit with, or in custody accounts on behalf of, state insurance departments to satisfy regulatory requirements.

     B)   INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

         Income by type of investment was as follows:

         FOR THE YEARS ENDED DECEMBER 31
         ($ thousands)                                             1998               1997              1996
                                                                 -------            -------            ------
         Fixed maturity securities                                $9,904            $ 7,250            $5,197
         Equity securities                                             -                  -                35
         Short-term investments                                    2,503              1,126             1,187
         Other invested assets                                        19                  -                 -
         Foreclosed real estate                                        -                  -               433
                                                                 -------            -------            ------
         Gross investment income                                  12,426              8,376             6,852
                                                                 -------            -------            ------
         Investment expenses                                        (248)              (470)           (1,400)
                                                                 -------            -------            ------
         NET INVESTMENT INCOME                                   $12,178            $ 7,906            $5,452
                                                                 =======            =======            ======

          The gross realized gains and losses on the sales of investments were as follows:

         FOR THE YEARS ENDED DECEMBER 31
         ($ thousands)                                             1998               1997               1996
                                                                 -------            -------             ------
         Fixed maturity securities:
           Gross realized gains                                     $724               $788               $430
           Gross realized losses                                      (5)                (7)                (4)
         Equity securities
           Gross realized gains                                        -                  -                988
           Gross realized losses                                       -               (250)               (15)
         Foreclosed real estate
           Gross realized losses                                       -                  -               (635)
                                                                    ----               ----               ----
         NET REALIZED GAIN                                          $719               $531               $764
                                                                    ====               ====               ====


4.   DEFERRED ACQUISITION COSTS

     The components of the change in DAC were as follows:

         FOR THE YEARS ENDED DECEMBER 31
           ($ thousands)                                          1998                1997                 1996
                                                              -----------         -----------           ---------
           Balance at January 1,                              $   364,983         $   290,610           $ 234,715
           Capitalization                                         138,527             123,965              89,535
           Amortization                                           (53,499)            (40,649)            (30,830)
           Amortization    included   in   discontinued                 -              (1,707)             (2,214)
           operations
           Amortization included in gain on disposal                    -              (6,943)                  -
             of discontinued operations
           Effect   of   net   unrealized    gains   on              (679)               (293)               (596)
             securities available for sale
                                                              -----------         -----------           ---------
           BALANCE AT DECEMBER 31                             $   449,332         $   364,983           $ 290,610
                                                              ===========         ===========           =========


     To date, the DAC balance is primarily attributable to the Annuities segment.



5.   INCOME TAXES

     The components of income tax expense from continuing operations were as follows:

     FOR THE YEARS ENDED DECEMBER 31

        ($ thousands)                                             1998             1997             1996
                                                              ----------         --------         --------
     Current expense (benefit)                                $  17,001           $   (723)        $  1,465
     Deferred expense                                             6,872             15,767            7,614
     TOTAL EXPENSE                                            $  23,873           $ 15,044         $  9,079
                                                              =========           ========         ========


     Significant components of the Company's net deferred tax liability are as follows:

         AS AT DECEMBER 31
         ($ thousands)                                                                  1998               1997
                                                                                      ---------         ----------
         DEFERRED TAX ASSETS:
            Financing arrangements                                                    $   1,289         $    2,699
            Interest on notes payable                                                         -              1,283
            Guaranty fund assessment liabilities                                            315                315
            Real estate                                                                     571                608
            Other                                                                           169                117
                                                                                      ---------         ----------
       Total deferred tax assets                                                          2,344              5,022
                                                                                      ---------         ----------
       DEFERRED TAX LIABILITIES:
            Deferred policy acquisition costs                                           (22,017)           (18,430)
            Unrealized gains on securities available-for-sale                            (1,122)              (646)
            Other                                                                        (2,982)            (2,374)
                                                                                      ---------         ----------
         Total deferred tax liabilities                                                 (26,121)           (21,450)
                                                                                      ---------         ----------
         NET DEFERRED TAX LIABILITY                                                   $ (23,777)        $  (16,428)
                                                                                      =========         ==========

     The Company is a member of the MWL affiliated group, filing a consolidated federal income tax return. MNA and MNY file separate state income tax returns. The method of allocation between the companies is subject to a written tax sharing agreement under which the tax liability is allocated to each member of the group on a pro rata basis based on the relationship that the member's tax liability (computed on a separate return basis) bears to the tax liability of the consolidated group. The tax charge to MNA or MNY will not be more than either company would have paid on a separate return basis. Settlements of taxes are made through an increase or reduction to the payable to parent, subsidiaries and affiliates which are settled periodically.

     The Company made estimated tax payments of $12,516, $531 and $0 in 1998, 1997 and 1996, respectively.

6.   FINANCING AND REINSURANCE AGREEMENTS

     The financing agreements entered into with reinsurance companies relate primarily to the products sold by MNA. Most of MNA's reinsured products are considered investment products under generally accepted accounting principles and, as such, the reinsurance agreements are considered financing arrangements and are accounted for under the deposit method. Under this method, net premiums received by the reinsurer are recorded as deposits. Financing transactions have been entered into primarily to improve cash flow and statutory capital. All financing agreements discussed below were in effect for the full year in 1998, 1997 and 1996 unless otherwise indicated.

     MNA has entered into an indemnity coinsurance agreement with an unaffiliated reinsurer to reinsure 100% of all contractual liabilities arising from the fixed portion of both in-force and new variable annuity business written by MNA prior to December 31, 1998. Under this agreement, the reinsurer receives the fixed portion of all premiums and transfers received by MNA. The reinsurer reimburses MNA for all claims and provides expense allowances to cover commissions and other costs associated with the reinsured business.

     MNA has treaties with two unaffiliated reinsurers to reinsure its Minimum Death Benefit Guarantee risk for new business through June 30, 1998. Each reinsurer has assumed 50% of the risk. In addition, MNA reinsured 50% of its risk related to the waiving of surrender charges at death with one of these reinsurers. MNA is paying the reinsurers an asset based premium, the level of which varies with both the amount of exposure to this risk and the realized experience. Effective July, 1, 1998, the treaties were amended to divide the risks between the two unaffiliated reinsurers and an affiliated reinsurer for new business based upon specific products.

     MNA has a treaty with an unaffiliated reinsurer to reinsure a 50% quota share of the variable portion of MNA's variable life insurance contracts. In addition, the reinsurer assumes 100% of this product's net amount at risk in excess of MNA's retention limit of $100 on a YRT basis.

     MNA cedes 95% of the variable portion of certain annuity contracts written prior to December 31, 1996 to an unaffiliated reinsurer under a modified coinsurance agreement. At the inception of the contract, MNA received ceding commissions which were recorded as surplus relief. The outstanding reinsurance payable related to this agreement was $3,053 and $7,156 at December 31, 1998 and 1997, respectively.

     MNA has modified coinsurance agreements with two unaffiliated life insurance companies to reinsure a quota share of all elements of risk under the variable portion of certain policy forms for business written by brokers of their affiliated broker dealers. The quota share reinsured varies depending on policy form and the issue date of the business. The second agreement was established in 1997.

     During 1998, MNY entered into reinsurance agreements with various reinsurers to reinsure face amounts in excess of $100 for its traditional non-participating insurance product. To date, there have been no reinsurance recoveries under these agreements.

     In the event of insolvency of a reinsurer, the Company remains primarily liable to its policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company and, accordingly, the Company periodically monitors the financial condition of its reinsurers.

     The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than nonpayment of premiums or other similar credits or a significant change in the ownership of the Company. The Company does not have any reinsurance agreements in effect under which the amount of losses paid or accrued through December 31, 1998 would result in a payment to the reinsurer of amounts which, in the aggregate and allowing for offset of mutual credits from other reinsurance agreements with the same reinsurer, exceed the total direct premiums collected under the reinsured policies.

7.   SHAREHOLDER'S EQUITY

     The Company has one class of capital stock:

           AS AT DECEMBER 31:
           ($ thousands)                                              1998             1997
                                                                     -------         -------
           AUTHORIZED:
               3,000 Common shares, Par value $1,000
           ISSUED AND OUTSTANDING:
               2,600 Common shares                                   $ 2,600         $ 2,600

     Generally, the net assets of MNA and MNY available for the Parent as dividends are limited to and cannot be made except from earned statutory basis profits. The maximum amount of dividends that may be paid by life insurance companies without prior approval of the Insurance Commissioners of the States of Delaware and New York is subject to restrictions relating to statutory surplus and net gain from operations on a statutory basis.

     Net income (loss) and capital and surplus, as determined in accordance with statutory accounting principles for MNA and MNY were as follows:

         FOR THE YEARS ENDED DECEMBER 31
         ($ thousands)                                     1998              1997               1996
                                                         -------           --------            ------
         MNA:
            Net income                                   $28,067           $ 22,259            $3,067
            Net capital and surplus                      157,940            139,171            69,554
         MNY:
            Net income (loss)                             (5,678)            (1,562)              231
            Net capital and surplus                       62,881             68,336            22,265
                                                         -------           --------            ------

     State regulatory authorities prescribe statutory accounting practices that differ in certain respects from generally accepted accounting principles followed by stock life insurance companies. The significant differences relate to investments, deferred acquisition costs, deferred income taxes, non-admitted asset balances and reserve calculation assumptions.

     MNA's broker dealer subsidiaries, MSS and formerly NASL Financial (through October 1, 1997), are subject to the Securities and Exchange Commission's
     (SEC) "Net Capital Rule" as defined under rule 15c3-1. At December 31, 1998 and 1997, the net capital of each of the broker dealers exceeded the SEC's minimum capital requirements.

8.   RELATED-PARTY TRANSACTIONS

     The Company utilized various services provided by Manulife Financial in 1998, 1997 and 1996, such as legal, personnel, investment accounting and other corporate services. The charges for these services were approximately $13,317, $8,229 and $6,053 in 1998, 1997 and 1996, respectively. At
     December 31, 1998 and 1997, the Company had a net liability to MLI for these services and interest accrued on notes payable of $180 and $2,079, respectively. At December 31, 1998 and 1997, the payable is offset by a receivable from MIT and MLI for expenses paid on their behalf of $792 and $8,251, respectively. In addition, the Company has an intercompany payable to MWL relating to federal income taxes of $5,256 and $1,567 reflected in the intercompany payable at December 31, 1998 and 1997, respectively.

     The financial statements have been prepared from the records maintained by the Company and may not necessarily be indicative of the financial conditions or results of operations that would have occurred if the Company had been operated as an unaffiliated corporation (see also Notes 1, 5, 9, 11, and 13 for additional related-party transactions).

9.   NOTES PAYABLE TO AFFILIATES AND LINES OF CREDIT

     MNA has promissory notes from ManUSA for $221,000 including an additional borrowing of $57,500 during 1998. Interest on the loan is calculated at a fluctuating rate equal to LIBOR plus 32.5 basis points and is payable in quarterly installments. Principal and accrued interest are payable within 45 days of demand. Accrued interest payable at December 31, 1998 and 1997 is $419 and $455, respectively.

     MNA has a surplus note of $20,000 with interest at 8% due to ManUSA. The note and accrued interest are subordinated to payments due to policyholders and other claimants. Principal and interest payments and interest accruals can be made only upon prior approval of the Insurance Department of the State of Delaware. Interest accrued at December 31, 1998 and 1997 was $0 and $3,191, respectively.

     MNA and MNY have unsecured lines of credit with State Street Bank and Trust totaling $15 million, bearing interest at the bank's money market rate plus 50 basis points. There were no outstanding advancements under the lines of credit at December 31, 1998 and 1997.

     Interest expense and interest paid in 1998 were $13,634 and $16,861, respectively (1997 $11,073 and $9,354; 1996 $8,775 and $11,727).

10.  OTHER INSURANCE EXPENSES

     Other insurance expenses were as follows:

         FOR THE YEARS ENDED DECEMBER 31
         ($ thousands)                                             1998                1997                1996
                                                                 --------            --------             -------

         Selling and administrative expenses                     $ 49,732            $ 42,581             $29,207
         Subadvisory fees                                          38,701              26,364              15,883
         General operating expenses                                47,191              31,440              26,165
                                                                 --------            --------             -------
         TOTAL
                                                                 $135,624            $100,385             $71,255
                                                                 ========            ========             =======

11.  EMPLOYEE BENEFITS

     A)   EMPLOYEE RETIREMENT PLAN

          Prior to July 1, 1998, MNA and MNY participated in a non-contributory defined benefit pension plan (the "Nalaco Plan") sponsored by Manulife Financial, covering its employees. A similar plan (the "Manulife Plan") also existed for ManUSA. Both plans provided pension benefits based on length of service and final average earnings. Vested benefits are fully funded; current pension costs are funded as they accrue.

     Effective July 1, 1998, the Nalaco Plan was merged into the Manulife Plan as approved by the Board of Directors of Manulife Financial. The merged plan was then restated as a cash balance pension plan entitled, "The Manulife Financial U.S. Cash Balance Pension Plan" ("Cash Balance Plan"). Participants in the two prior plans ceased accruing benefits under the old plan effective June 30, 1998, and became participants in the Cash Balance Plan on July 1, 1998. Also effective July 1, ManUSA became the sponsor of the Cash Balance Plan. Each participant who was a participant in one of the prior plans received an opening account balance equal to the present value of their June 30, 1998 accrued benefit under the prior plan, using Pension Benefit Guaranty Corporation (PBCG) rates. Future contribution credits under the Cash Balance Plan vary by service, and interest credits are a function of interest rate levels. Pension benefits are provided to those participants after three years of vesting service, and the normal retirement benefit is actuarially equivalent to the cash balance account at normal retirement date. The normal form of payment under the Cash Balance Plan is a life annuity with various optional forms available.

     Actuarial valuation of accumulated plan benefits are based on projected salaries and best estimates of investment yields on plan assets, mortality of participants, employee termination and ages at retirement. Pension costs relating to current service and amortization of experience gains and losses are amortized to income over the estimated average remaining service lives of the participants. No pension expense was recognized by the sponsor in 1998, 1997, or 1996 because the plan was subject to the full funding limitation under the Internal Revenue Code.

     At December 31, 1998, the projected benefit obligation based on an assumed interest rate of 6.5% was $51,757. The fair value of plan assets invested in ManUSA's general fund deposit administration insurance contracts and in an investment portfolio of equities and fixed income securities managed by an affiliate were $52,541 and $32,145, respectively.

     Prior to July 1, 1998, MNA also participated in an unfunded Supplemental Executive Retirement Plan (Manulife SERP) sponsored by Manulife Financial for executives. This was a non qualified plan that provides defined pension benefits in excess of limits imposed by the law to those retiring after age 50 with 10 or more years of vesting service. The SERP covers selected executives of MNA. Pension benefits are provided to those participants after 5 years of vesting service, and the pension benefit is a final average benefit based on the executive's highest 5-year average earnings. Compensation is not limited, and benefits are not restricted by the Internal Revenue Code Section 415.

         Effective July 1, 1998, the Manulife SERP was restated to become a supplemental cash balance plan, and each participant in the SERP who became a participant in the restated plan was provided with an opening account balance equal to the present value of their June 30, 1998 accrued benefit under the SERP, using PBGC rates. Future contribution credits vary by service, and interest credits are a function of interest rate levels. These annual contribution credits are made in respect of the participant's compensation that is in excess of the limit in Internal Revenue Code Section 401(a)(17). In addition, a one time contribution may be made for a participant if it is determined at the time of their termination of employment that the participant's pension benefit under the Cash Balance Plan is limited by Internal
         Revenue Code Section 415. Together, these contributions serve to restore to the participant the benefit that they would have been entitled to under the Cash Balance Plan's benefit formula but for the limitation in Internal Revenue Code Sections 401(a)(17) and 415. Benefits are provided to those participants after three years. The default form of payment under the plan is a lump sum, although participants may elect to receive payment in the form of an annuity provided that such election is made within the time period prescribed in the plan. If an annuity form of payment is elected, the amount payable is equal to the actuarial equivalent of the participant's balance under the supplemental Cash Balance Plan, using the factors and assumptions for determining immediate annuity amounts applicable to the participant under the qualified Cash Balance Plan.

      b) 401(K) PLAN

         Prior  to  July  1,  1998,   the  Company  also   sponsored  a  defined
         contribution plan, the North American Security Life 401(k) Savings Plan, which was subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). A similar plan, the Manulife Financial 401K Savings Plan, also existed for employees of ManUSA. These two plans were merged on July 1, 1998 into one defined contribution plan sponsored by ManUSA, as approved by the Board of Directors on March 26, 1998. The Company contributed $285, $353, and $307 in 1998, 1997, and 1996, respectively.

      c) POSTRETIREMENT BENEFIT PLAN

         In addition to the retirement plan, the Company participates in the postretirement benefit plan of ManUSA which provides retiree medical and life insurance benefits to those who have attained age 55 with 10 or more years of service. The plan provides medical coverage for retirees and spouses under age 65. When the retirees or the covered dependents reach age 65, Medicare provides primary coverage and the plan provides secondary coverage. There is no contribution for post-age 65 coverage, and no contributions are required for retirees for life insurance coverage. The plan is unfunded.

         The postretirement benefit cost to the Company, which includes the expected cost of postretirement benefits for newly eligible employees and for vested employees, interest cost, and gains and losses arising from differences between actuarial assumptions and actual experience, is accounted for by the plan sponsor, ManUSA.

12.      LEASES

         The Company leases its office space and various office equipment under operating lease agreements. For the years ended December 31, 1998, 1997 and 1996, the Company incurred rent expense of $1,617, $1,316 and $1,224, respectively. The Company's current office space lease expires in 2002. The lease for the offices of MNY expires in 1999 and is subject to a renewal option at market rates prevailing at the time of renewal.

         The minimum lease payments associated with the office space and various office equipment under operating lease agreements are as follows:

Year ended:                                      Minimum Lease Payments
-------------------------------------------------
  1999                                           $1,261
  2000                                            1,197
  2001                                            1,197
  2002                                              198
-------------------------------------------------

Total                                            $3,853
-------------------------------------------------

13.      GUARANTEE AGREEMENT

         Pursuant to a guarantee agreement, Manulife Financial unconditionally guarantees that it will, on demand, make funds available to the Company for the timely payment of contractual claims made under the fixed portion of the variable annuity contracts issued by MNA. The guarantee covers the outstanding fixed portion of variable annuity contracts, including those issued prior to the date of the guarantee agreement.

14.      INTEREST RATE SWAP

         MNA entered into a variable-for-fixed interest rate swap in 1995 with Canadian Imperial Bank of Commerce and Deutsche AG for the purpose of minimizing exposure to fluctuations in interest rates on a portion of the variable-rate outstanding debt held by MNA. This interest rate swap was prematurely terminated in 1996 concurrent with the restructuring of MNA's revolving line of credit, resulting in a gain of $1,632 recorded as an offset to interest expense.

15.      DISCONTINUED OPERATIONS

         On May 6, 1997, MNA signed a letter of intent to sell its mutual fund operations. This disposal has been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, which, among other provisions, required the plan of disposal to be carried out within one year. On October 1, 1997, the Company sold its advisory operations for NAF and the pre-existing deferred commission assets related to the mutual fund operations. In 1998, related to the sale, the Company received a contingent payment of $1,000, before income taxes, less an adjustment of $105 to the final settlement of the purchase price. For 1998 and 1997, the Company realized a gain of $895 and $9,161, before applicable taxes of $313 and $3,206, respectively. Included in the gain for 1997 is a provision of $10, before applicable taxes of $3, for the loss from continuing operations during the phase-out period. Expenses of $223 in 1997 were incurred on the sale and netted against the realized gain.

         The operating results related to discontinued operations are summarized as follows:

         FOR THE YEARS ENDED DECEMBER 31
         ($ thousands)                                            1997                 1996
         -------------------------------------------------------------------------------------

         Advisory fees, commissions
            and distribution revenues                      $     4,605             $ 12,445
         -------------------------------------------------------------------------------------
         Loss from operations before provision for
            income (tax) benefit                                $ (217)            $ (1,246)
         Provision for income (tax) benefit:
              Current                                               76                  766
              Deferred                                                                 (330)
         -------------------------------------------------------------------------------------
                                                                    76                  436
         -------------------------------------------------------------------------------------

         Loss from operations, net of tax                  $      (141)            $   (810)
         -------------------------------------------------------------------------------------

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values and estimated fair values of the Company's financial instruments are as follows:

                                                           1998                           1997
      ---------------------------------------- ----------------------------- -------------------------------
      ($ thousands)                            CARRYING VALUE   FAIR VALUE    CARRYING VALUE    FAIR VALUE
      ---------------------------------------- ---------------- ------------ ----------------- -------------
      ASSETS:
          Fixed maturity securities                 157,743        157,743         143,307        143,307
          Short-term investments                     34,074         34,074          14,992         14,992
          Policy loans                                5,175          5,175           3,276          3,276
          Cash and cash equivalents                  10,320         10,320           7,339          7,339
          Due from reinsurers                       641,858        641,858         553,834        553,834
      LIABILITIES:
          Policyholder liabilities and              102,252         98,312          92,750         87,375
      accruals
          Due to reinsurers                         655,892        655,892         574,882        574,882
          Notes payable to affiliates               241,419        241,419         183,955        183,955
      ---------------------------------------- ---------------- ------------ ----------------- -------------

         The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments:

         Fixed Maturity Securities: Fair values for fixed maturity securities are obtained from an independent pricing service.

         Short-Term Investments and Cash and Cash Equivalents: Carrying values approximate fair values.

         Policy Loans:  Carrying values approximate fair values.

         Due from Reinsurers: Fair value is equal to deposits made under the contract and approximates the carrying value.

         Policyholder Liabilities and Accruals: Fair values of the Company's liabilities under contracts not involving significant mortality risk (deferred annuities) are estimated to be the cash surrender value, or the cost the Company would incur to extinguish the liability.

         Due to Reinsurers: Amounts on deposit from and payable to reinsurers reflects the net reinsured cash flow related to financing agreements which is primarily a current liability. As such, fair value approximates carrying value.

         Notes Payable to Affiliates: Fair value is considered to approximate carrying value as the majority of notes payable are at variable interest rates that fluctuate with market interest rate levels.

17.      CONTINGENCIES

         The Company is subject to various lawsuits that have arisen in the course of its business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position of the Company.

18.      UNCERTAINTY DUE TO THE YEAR 2000 RISK (UNAUDITED)

         The Year 2000 risk is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The effects of the Year 2000 risk may be experienced before, on, or after January 1, 2000 and, if not addressed, could result in systems failures or miscalculations causing disruptions of normal business operations. It is not possible to be certain that the Company's Year 2000 program will fully resolve all aspects of the Year 2000 risk, including those related to third parties.

         A full discussion of the Company's Year 2000 program and Year 2000 review is contained in the Management's Discussion and Analysis Section of the Company's Annual Report on Form
         10-K.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

PART III

Item 10 - Directors and Executive Officers of the Registrant (also referred to as the "Company")

Officers and Directors of the Company

The directors and executive officers of the Company, together with their principal occupations during the past five years, are as follows:


Name                         Position with the Company                 Principal Occupation

John D. DesPrez III          Director*                                 Executive   Vice   President,    U.S.   Operations,
Age: 42                                                                Manulife Financial,  December 1998 to present,Senior
                                                                       Vice President, U.S. Annuities,  Manulife Financial,
                                                                       September  1996  to  December  1998;  Director  and
                                                                       President  of  the  Company,   September   1996  to
                                                                       present;  Vice President,  Mutual Funds,  Manulife
                                                                       Financial, January,  1995 to September 1996, President
                                                                       and Chief  Executive  Officer,  North  American  Funds,
                                                                       March 1993 to September  1996;  Vice  President and
                                                                       General  Counsel of the  Company,  January  1991 to
                                                                       June 1994.

Theodore F. Kilkuskie, Jr.   President                                 President, the Company and Senior Vice President, U.S.
Age: 43                                                                Insurance, Manulife Financial, February 1998 to
                                                                       December 1998, Vice President U.S. Insurance,  June
                                                                       1995 to February 1998, Executive Vice President Mutual
                                                                       Fund Sales & Marketing, Metropoitan Life Insurance
                                                                       Company, March 1994 to
                                                                       June 1995.

Peter S. Hutchison           Director*                                 Senior   Vice   President,    Corporate   Taxation,
Age: 49                                                                Manulife Financial,  January 1996 to present; Director
                                                                       of the Company January 1991 to present; Executive Vice
                                                                       President and Chief Financial Officer, North American
                                                                       Life, September 1994 to December 31, 1995; Senior
                                                                       Vice President and Chief Actuary, North American Life
                                                                       Assurance Company, April 1992 to August 1994.

John D. Richardson           Director* and Chairman of the Board       Senior  Executive  President  and General  Manager,
Age: 61                                                                U.S.  Operations,  Manulife Financial,  January 1995
                                                                       to present; Director of Manulife Financial, January
                                                                       1999 to present; Director and Chairman of the Board
                                                                       of the Company, March 1997 to present; Senior Vice
                                                                       President and General Manager, Canadian Operations,
                                                                       Manulife Financial, June 1992 to January
                                                                       1995.

Robert Boyda                 Vice President, Investment                Vice President,  Investment  Management Services of
Age: 42                      Management Services                       the  Company,  January  1997 to present;  Assistant
                                                                       Vice      President,       Management      Service,
                                                                       Manulife Financial,  August  1994 to  January  1997;
                                                                       General  Manager,  Retail  Banking,  CIBC,  January
                                                                       1987 to April 1994.

James D. Gallagher           Vice President, Secretary and             Vice  President,  Legal  Services U.S.  Operations,
Age: 44                      General Counsel                           Manulife Financial,  January  1996 to present;  Vice

                                                                       President, Secretary and General Counsel of the
                                                                       Company, June 1994 to present; Vice



                                                                       President and Associate General Counsel, The
                                                                       Prudential Insurance Company of America, 1990-1994.

Hugh C. McHaffie             Vice   President,   U.S Annuities         Vice President, Product and Development, Annuities,
Age: 40                      Product and Development                   Manulife Financial,   January  1996  to present; Vice
                                                                       President U.S. Annuities Product and Development of
                                                                       the Company August 1994 to present; Product
                                                                       Development Executive of the Company, August 1990 to
                                                                       August 1994.

David W. Libbey              Vice   President,   Treasurer,   and      Vice   President  and  Chief   Financial   Officer,
Age: 51                      Chief Financial Officer                   Annuities,  Manulife Financial,   December  1997  to
                                                                       present; Vice President, Treasurer and Chief
                                                                       Financial Officer of the Company December 1997 to
                                                                       present; Vice President, Finance of the Company
                                                                       June 1997 to December 1997; Vice President & Actuary,
                                                                       Paul Revere Insurance Group June 1970 to March 1997.

Janet Sweeney                Vice President, Corporate Services        Vice President,  Human Resources,  U.S. Operations,
Age: 48                                                                Manulife Financial,  January  1996 to present;  Vice
                                                                       President,   Corporate  Services  of  the  Company,
                                                                       January  1995  to  present;  Executive,   Corporate
                                                                       Services  of the  Company,  July  1989 to  December
                                                                       1994.

John G. Vrysen               Vice President and Chief Actuary          Vice President and Chief  Financial  Officer,  U.S.
Age: 43                                                                Operations,  Manulife Financial,   January  1996  to
                                                                       present;  Vice  President  and Chief Actuary of the
                                                                       Company, January 1986 to present.

William Hayward              Vice President, Administration            Vice President,  Administration, the Company, June,
Age: 43                                                                1998 to present;  Vice  President,  Administration,
                                                                       Allmerica Financial Services, August, 1994 to
                                                                       May, 1998; Executive, Administration,
                                                                       the Company (formerly, North American Security Life
                                                                       Insurance Company) May, 1991 to August
                                                                       1994.

Cindy Granata                Vice President, Information Systems       Vice President,  Information  Systems, the Company,
Age: 47                                                                1998 to  present;  Director,  Information  Systems,
                                                                       Allmerica  Financial,   1996-1998;  Assistant  Vice
                                                                       President,   Strategic   Planning,    Massachusetts
                                                                       Casualty Insurance Company,  1991-1996.

Item 11 - Executive Compensation of the Registrant (also referred to as \ "Manulife North America")

Manulife North America's executive officers may also serve as officers of one or more of Manulife's affiliates. Allocations have been made as to such officers' time devoted to duties as executive officers of Manulife North America. The following table shows the allocated compensation paid or awarded to or earned by Manulife North America's Chief Executive Officer for services provided to Manulife North America and any other executive officer who had allocated cash compensation in excess of $100,000.


                           Summary Compensation Table

-------------------------------------------------------------------------------------------------------------------------
Name and Principal    Year    Salary      Bonus(1)     Other         Restricted    Securities      LTIP       All Other
Position                                               Annual        Stock         Under-lying     Payout     Compensa-
                                                       Compensa-     Award(s)      Options/SARs               tion(3)
                                                       tion(2)
-------------------------------------------------------------------------------------------------------------------------



John D.  DesPrez III,  1998      $118,250     $70,735        $4,274  N/A           N/A             N/A              $3,557
President

David   W.    Libbey,  1998      $111,998     $41,000       $10,679  N/A           N/A             N/A             $1,858
Vice        President
Treasurer

John  D.  Richardson,  1998       $74,167     $57,333        $9,000  N/A           N/A             $11,698           $104
Chairman



1 Bonus for 1997 performance paid in 1998.

2 Does not include group health insurance since the plans are the same for all salaried employees.

3 Other Compensation includes the value of term life insurance premiums paid by Manulife for the benefit of the executive officer and for US domiciled officers it includes Company paid 401(k) plan contributions. In prior years, this column included company paid pension plan contributions for US domiciled officers but this year there were no company paid contributions since the plan is overfunded.


The Management Resources and Compensation Committee (the "Committee") of the Board of Directors is comprised of six external directors. The Committee's principal mandate is to approve the appointment, succession and remuneration of Manulife's Executive Vice Presidents and Senior Vice Presidents, including the Named Executive Officers. For the President and Chief Executive Officer of Manulife, the Committee makes compensation recommendations that are then approved by the entire Board. The Committee also approves the compensation programs for all other officers as well as the annual review of the Annual Incentive Plan awards and Long-Term Incentive Plan grants for all officers of Manulife and it's subsidiaries.

In addition to the annual reviews, the Committee approves any major changes to all policies which are designed to attract, retain, develop and motivate employees and all pension plans of Manulife and it's subsidiaries.

Manulife's executive compensation policies are designed to recognize and reward individual performance as well as provide a total compensation package which is competitive with the median of Manulife's comparator group, which is comprised of Schedule I banks and major life insurance companies. Further, Manulife ensures that its compensation levels are competitive within local markets outside of Canada.

Manulife's executive compensation program is comprised of three key components; base salary, annual incentives and long-term incentives. Officers of Manulife North America participate in the following Manulife compensation programs.

SALARY

The Committee approves the salary ranges and salary increase levels for all of Manulife's Executive and Senior Vice Presidents individually, and all Vice
Presidents as a group, based on competitive industry data for all markets in which Manulife operates. Salary increases for Manulife's officers have been consistent with the salary increase programs approved for all employees.

In establishing Manulife's competitive position and developing annual salary increase programs, Manulife uses several annual surveys as prepared by independent compensation consulting firms with reference to publicly disclosed information.

ANNUAL INCENTIVE PLAN

Manulife's Annual Incentive Plan ("AIP") provides executive officers of Manulife with the opportunity to earn incentive bonuses based on the achievement of pre-established corporate and divisional earnings objectives and divisional and individual performance objectives.

The Committee and management periodically review the design of the incentive plan to ensure that it: (i) is competitive with Manulife's comparator groups;
(ii) supports, and aligns, with Manulife's strategic objectives; and (iii) recognizes and rewards individual contributions and value creation.

In conducting these reviews, Manulife obtains advice from independent, external consultants.

The AIP uses earnings and performance measures to determine awards with predetermined thresholds for each component as approved by the Committee annually. Incentive awards are established for each participant based on organizational level. Incentive award levels range from 12% to 60% of base salary assuming achievement of targeted performance objectives. When corporate and divisional performance objectives are significantly exceeded, a participant can receive incentive awards ranging from 30% to 150% of base salary. If corporate and divisional performance objectives are below targeted performance, the incentive awards are adjusted downward according to plan guidelines. The Named Executive Officers participate in the AIP on the same basis as all other officers.

LONG TERM INCENTIVE PLAN

                                                              Estimated Future Payouts Under
                                                         Non-Securities-Price-Based Plans (US $)3
         Name             Securities     Performance or   Threshold  Target ($ or #)4 Maximum ($
                        Units or Other    Other Period    ($ or #)                       or #)
                         Rights (#)1         Until
                                         Maturation or
                                            Payout2

John D. DesPrez III         5,245         Jan. 1, 2002       N/A         $35,787          N/A


David W. Libbey             4,338         Jan. 1, 2002       N/A         $29,599          N/A


John D. Richardson          7,831         Jan. 1, 2002       N/A          $6,412          N/A


Notes:
1 Each grant has two components: Cash Appreciation Rights and Retirement
  Appreciation Rights.

2 The appreciation in the value of Cash Appreciation Rights are redeemed four years following the grant date. Retirement Appreciation Rights are only redeemed upon retirement or cessation of employment with Manulife.

3 Canadian dollars converted to US dollars using a book rate of 1.50.

4 The target is calculated assuming Cash Appreciation Rights are exercised in the fourth year. At that time 50% of the target is redeemed in cash and the balance continues to appreciate until redeemed upon retirement or cessation of employment.

Manulife's Board of Directors approved the implementation of a Long-Term Incentive Plan ("LTIP") effective April 1, 1994. All employees at the Vice President level and above are eligible to participate in the LTIP.

The purpose of the LTIP is to encourage executive officers to act in the long-term interests of Manulife and to provide an opportunity to share in value creation as measured by changes in Manulife's statutory surplus. The LTIP is an appreciation rights plan which requires that a substantial portion of any accumulated gain remain invested with Manulife during the participant's career with Manulife

The Committee reviews the LTIP on an annual basis having regard to Manulife's performance, targeted growth and competitive position. The Committee approves grants on a prospective basis considering management's recommendations for participation, size and terms of grant.

Grants of appreciation rights are generally made to participants in the LTIP each year. The number of appreciation rights granted to participants is determined based on the net present value of the potential payout represented by the appreciation rights, assuming that Manulife's surplus grows at a targeted rate. Appreciation rights are granted such that this net present value represents between 20% and 115% of the participant's salary level on the date of grant

PERQUISITES

In addition to cash compensation, all officers are entitled to a standard benefit package including medical, dental, basic and dependent life insurance, long and short-term disability coverage and defined contribution or defined benefit plan.

US domiciled officers at the Vice President levels and above are provided with an automobile and parking benefit, cellular telephone and computer. The automobile benefit covers insurance and maintenance. There are no other benefit packages which currently enhance overall compensation by more than 10%.

Canadian domiciled officers at the Vice President levels and above are eligible to receive the Executive Flexible Spending Account. The objective of the program is to assist and encourage the executive officers to represent the interests and high standards of Manulife, both from a business and a personal perspective. The program's flexibility allows use of the allowance for benefit choices from a comprehensive list of options, including: car, mortgage subsidy and club memberships.

US RETIREMENT PLANS

With the integration of the Manulife and North American Life operations, a review of the retirement programs for the employees in the United States was conducted in 1998. As a result of this review, effective July 1, 1998, (i) the two defined benefit pension plans (The Manulife Financial United States Salaried Employees Pension Plan and the North American Life Staff Pension Fund 1948 for United States Members) were merged and converted to a Cash Balance Plan, entitled "The Manulife Financial U.S. Cash Balance Plan"; (ii) the Supplemental Pension Plan for United States Salaried Employees of Manufacturers Life Insurance Company was converted into a Cash Balance Supplemental Plan, entitled "The Manulife Financial U.S. Supplemental Cash Balance Plan"; and, (iii) the two 401(k) plans (The Manulife Financial 401(k) Savings Plan and the North American Security Life 401(k) Savings Plans) were merged and restated into The Manulife Financial U.S. 401(k) Savings Plan.

The executives of Manulife North America are eligible to participate in the three restated retirement plans as sponsored by The Manufacturer's Life Insurance Company (U.S.A.).

The Manulife Financial Cash Balance Plan

To implement the conversion to the Cash Balance Plan, participants in the two former defined benefit plans were provided with opening account balances equal to the value of their accrued benefit under their respective prior plan participation as at June 30, 1998, using interest rate assumption equal to the Pension Benefit Guaranty Corporation (PBGC) rate for 1998.

Under this plan, which is a defined benefit plan, a separate account is established for each participant. The account receives company contribution credits based on vesting service and earnings as outlined in the table below. The account earns semi-annual interest credits based on the yield of one-year Treasury bills plus half a percentage point, subject to a minimum interest credit of 5.25%. The yearly maximum amount of eligible pay allowed under the qualified plan is $160,000 for 1998. Employees are vested after 3 years of vesting service. Normal retirement age is 65. Pension benefits are provided to those who terminate after three years of vesting service, and the normal retirement benefit is actuarially equivalent to the cash balance account at normal retirement date. Early benefits are actuarially equivalent to the normal retirement benefits but are subsidized for participants who were age 45 and 5 or more years of vesting service on July 1, 1998 and who terminate employment after attaining age 50 and completing 10 years of service. For these grandfathered participants, the prior early retirement factors under the Manulife Plan apply. The normal form of payment under the Cash Balance Plan is a life annuity, with various optional forms available, including a lump sum equal to the cash balance account.


                          Company Contribution Credits

Years of Vesting Service                             Percentage of Eligible Pay
Less than 6                                                       4%
6, but less than 11                                               5%
11, but less than 16                                              7%
16, but less than 21                                              9%
21 or more                                                       11%

Projected Cash Balance Plan pension benefits at age 65 payable as an annual life annuity.

                                               Years of Service
    Renumeration ($)       15           20          25          30          35
                           $            $           $           $           $
      $150,000          16,960       30,178      49,664      76,018      111,659
       175,000          18,090       32,190      52,975      81,086      119,103
       200,000          18,090       32,190      52,975      81,086      119,103
       225,000          18,090       32,190      52,975      81,086      119,103
       250,000          18,090       32,190      52,975      81,086      119,103
       300,000          18,090       32,190      52,975      81,086      119,103
       400,000          18,090       32,190      52,975      81,086      119,103
       500,000          18,090       32,190      52,975      81,086      119,103

The Manulife Financial U.S. Supplemental Cash Balance Plan

In addition to their pension plan benefits, executives are eligible for benefits under The Manulife Financial U.S. Supplemental Cash Balance Plan. This is a non-contributory, non-qualified plan, the purpose of which is to provide the executives with the same level of retirement benefits they would have been entitled to but for the limitations prescribed for qualified plans under the Internal Revenue Code. Opening account balances were established using the same method as The Manulife Financial U.S. Cash Balance Plan. During the period of an executive's active participation in the plan, annual company contributions are made with respect to the portion of the executives earnings which is in excess of $160,000 for 1998 as outlined below with interest credited under this plan at the same rate as provided under the Cash Balance Plan. In addition, a one time contribution may be made for a participant if it is determined at the time of their termination of employment, that the participant's pension benefit under the Cash Balance Plan is limited by Internal Revenue Code Section 415. Together, these contributions serve to restore to the participant the benefit that they would have been entitled to under the Cash Balance Plan's benefit formula but for the limitations, in Internal Revenue Code Sections 401(a) (17) and 415. Benefits are provided to those who terminate after three years. The default form of payment under the plan is a lump sum, although participants may elect to receive payment in the form of an annuity provided that such election is made within the time period prescribed in the plan.

Complete Years of Cash
Balance Service Credits as of              Percentage of Eligible Pay          Percentage of Eligible Pay
December 31st                                  up to $200,000                      over $200,000
Less than 6                                          4%                                 4%
6, but less than 11                                  5%                                 5%
11, but less than 16                                 7%                                 5%
16, but less than 21                                 9%                                 5%
21 or more                                           11%                                5%


Projected Supplemental pension benefits at age 65 payable as an annual life annuity

                                            Years of Service
    Renumeration ($)       15          20          25          30          35
                           $           $            $           $           $
      $150,000             0           0            0           0           0
       175,000           1,696       3,018        4,966       7,602      11,166
       200,000           4,523       8,048       13,244      20,271      29,776
       225,000           7,081       12,178      19,501      29,404      42,797
       250,000           9,639       16,309      25,757      38,536      55,818
       300,000          14,756       24,570      38,271      56,801      81,861
       400,000          24,990       41,092      63,298      93,330      133,946
       500,000          35,224       57,615      88,325      129,859     186,031

Projected Cash Balance and Supplemental pension benefits at age 65 payable as an annual annuity.

                                            Years of Service
    Renumeration ($)       15          20          25          30          35
                           $           $            $           $           $
      $150,000          16,960       30,178      49,664      76,018      111,659
       175,000          19,786       35,208      57,941      88,688      130,269
       200,000          22,613       40,238      66,219      101,357     148,879
       225,000          25,171       44,368      72,476      110,490     161,900
       250,000          27,729       48,499      78,732      119,622     174,921
       300,000          32,846       56,760      91,246      137,887     200,964
       400,000          43,080       73,282      116,273     174,416     253,049
       500,000          53,314       89,805      141,300     210,945     305,134

The Manulife Financial U.S. 401(k) Savings Plan

In addition to the above plans a 401(k) Savings Plan is also offered. The plan allows employees of Manulife North America to contribute on a pre-tax basis 1% to 15% of their earnings up to the yearly limit of $160,000 for 1998. The yearly maximum an employee can contribute is $10,000 for 1998. The company matches 50% of the first 6% of contributions. Employees become 100% vested in the employer matching contributions as outlined in the vesting schedule below. Additionally they become 100% vested if they retire on or after age 65, become disabled or die.


         Years of Vesting Service                    Vested Percentage
         Less than 2 years                                      0%
         2 years but less than 3                               50%
         3 years and thereafter                               100%


Messrs DesPrez and Libbey have 8.0 and 1.6 years of credited service, respectively as at December 31, 1998.

CANADIAN RETIREMENT PLANS

Executive officers domiciled in Canada, and certain executive officers formerly domiciled in Canada, are eligible to participate in Manulife's Canadian Staff Pension Plan and to receive supplemental pension benefits under Manulife's supplemental retirement income program. Under these plans, income is payable for the life of the executive officer, with a guarantee of a minimum of 120 monthly payments. If the executive officer is married, the income is actuarially adjusted to a joint and survivor pension which pays a set amount during the life of the executive officer. Upon the death of the executive officer, this amount is reduced by one-third and is payable for the life of the spouse (provided that in no event is this amount reduced prior to 60 months from the date of retirement).

Pensionable earnings for this purpose are calculated as the highest average of the base earnings and bonuses earned over any 36 consecutive months. The pension benefit is determined by years of service multiplied by the sum of 1.3% of pensionable earnings up to the average of the last three years maximum pensionable earnings ("YMPE") plus 2.0% of the excess of pensionable earnings over the average YMPE, without regard to the maximum pension limit for registered pension plans imposed by Revenue Canada.

Employees hired after the age of 40 who become executive officers at the vice president level and above within one year of hire may also receive additional service credits equal to their actual period of service, to a maximum of 10 years.

The following table sets forth the aggregate standard annual benefits payable to executive officers under Manulife's Canadian Staff Pension Plan and supplemental retirement income program.



                                                         Years of Service
 Remuneration                    15             20               25              30             35
      $                          $               $               $               $               $
   125,000                    34,978          46,637           58,296          69,955          81,615
   150,000                    42,478          56,637           70,796          84,955          99,115
   175,000                    49,978          66,637           83,296          99,955         116,615
   200,000                    57,478          76,637           95,796         114,955         134,115
   225,000                    64,978          86,637          108,296         129,955         151,615
   250,000                    72,478          96,637          120,796         144,955         169,115
   300,000                    87,478         116,637          145,796         174,955         204,115
   400,000                   117,478         156,637          195,796         234,955         274,115
   450,000                   132,478         176,637          220,796         264,955         309,115
   500,000                   147,478         196,637          245,796         294,955         344,115
   600,000                   177,478         236,637          295,796         354,955         414,115
   700,000                   207,478         276,637          345,796         414,955         484,115
   800,000                   237,478         316,637          395,796         474,955         554,115
   900,000                   267,478         356,637          445,796         534,955         624,115
  1,000,000                  297,478         396,637          495,796         594,955         694,115

Mr. Richardson has 13.9 years of credited service, as at December 31, 1998. His entitlement includes additional service credits under the terms of the additional service credit program described above.

EMPLOYMENT CONTRACT

Mr. DesPrez's previous compensation package with North American Security Life Insurance Company (the "Previous Agreement") included a termination provision which was subsequently incorporated into his employment agreement with The Manufacturers Life Insurance Company (U.S.A.). The Previous Agreement was due to expire 3 years from the date (January 1, 1996) North American Life Assurance Company merges with Manulife. The provision provides that if a termination occurs without just and proper cause prior to January 1, 1999, Mr. DesPrez shall be entitled to receive the following severance allowances and benefits in equal semi-monthly installments on the date of termination for a period of 18 months: one twelfth the sum of his annual base salary and the average of his last two years bonus payments multiplied by the number of months in the severance period. He would also receive a lump sum payment equal to the monthly average of his annual bonus payments for the last two years multiplied by the number of full months in which he provided employment services to the Employer during the calendar year in which he is terminated. The Employer will continue to pay for premiums for the benefit of Mr. DesPrez under the Employer's group life, medical, dental and vision insurance plans. Any unvested pension benefits shall vest at date of termination. The employer will pay for outplacement counseling services up to a maximum of $25,000.



Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)


                        Name & Address of      Amount & Nature of      Percent of
   Title of Class       Beneficial Owner      Beneficial Ownership       Class
   --------------       ----------------      --------------------     ----------
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

                                     PART IV

Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) Financial Statements and Exhibits

(1) The following consolidated financial statements of the Registrant are filed as part of this report:

a.   Report of Independent Auditors of Ernst & Young, LLP dated February 22,
     1999.

b.   Consolidated Balance Sheets at December 31, 1998 and1997.

c. Consolidated Statement of Income for the Years ended December 31, 1998, 1997 and 1996.

d. Consolidated Statements of Changes in Shareholder's Equity for the Years ended December 1998, 1997 and 1996.

e. Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.

f.   Notes to Financial Statements - December 31, 1998

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

Exhibit No.                      Description
-----------                      -----------
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

(10)(v)                          -   Reinsurance  and Accounts  Receivable  Agreements
                                     between the Company and ITT Lyndon Life - 12/

(10)(vi)                         -   Automatic   Modified   -Coinsurance   Reinsurance
                                     Agreement  between the Company and  Transamerica
                                     Occidental Life Insurance Company  - 12/

Exhibit No.                      Description
-----------                      -----------
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

                                 Coinsurance  Agreement  between  the Company and The
                                 Manufacturers Life Insurance Company (USA) 13/

(10)(ix)                         Not Applicable

11                               Not Applicable

12                               Not Applicable

13                               Not Applicable

14                               Not Applicable

15                               Not Applicable

16                               Not Applicable

17                               Not Applicable

18                               Not Applicable

19                               Not Applicable

20                               Not Applicable

21                               The   Company   has  the   following   subsidiaries:
                                 Manufacturers   Securities  Services,  LLC  and  The
                                 Manufacturers Life Insurance Company of New York

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

                          FINANCIAL STATEMENT SCHEDULES

            The Manufacturers Life Insurance Company of North America
                      Schedule I - Summary of Investments
                                December 31, 1998
                                  ($ Thousands)


                                                                                                  Amount Shown in the
                                                                           Fair                   Consolidated Balance
Type of Investment                               Cost                     Value                          Sheet
Fixed maturities:
   United States Government                   $   18,266                $   19,382                    $   19,382
   Corporate debt securities                     100,705                   104,046                       104,046
   Mortgage-backed securities                     16,812                    16,875                        16,875
   Foreign Governments                            16,129                    16,272                        16,272
   States / Political subdivisions                 1,057                     1,168                         1,168
                                              ----------                ----------                    ----------
Total fixed maturities                        $  152,969                $  157,743                    $  157,743
                                              ==========                ==========                    ==========

Policy loans                                       5,175                                                   5,175
Short-term investments                            34,074                                                  34,074
                                              ----------                                              ----------
Total investments                             $  192,218                                              $  196,992
                                              ==========                                              ==========

            The Manufacturers Life Insurance Company Of North America
               Schedule III - Supplementary Insurance Information
                                  ($ Thousands)

                                Future Policy                Other                             Benefits,
                                  Benefits                   Policy                             Claims     Amortization
                   Deferred    Losses,Claims               Claims and               Net       Losses and    of Deferred
                 Acquisition      and Loss     Unearned     Benefits   Premium   Investment    Settlement   Acquisition
    Segment         Costs         Expenses     Premiums     Payable    Revenue    Income        Expenses      Costs*     Expenses*
      1998
Annuities         $449,281         $102,720        -            -        -        $12,148       $4,877       $53,493      $132,691
Savings and
Retirement
Services                 -              525        -            -        -             28            8             -           534
Life Insurance          51                7        -            -        -              2            -             6         2,399
                   -------          -------       --           --        --        ------        -----        ------       -------
Total             $449,332         $102,252        -            -        -        $12,178       $4,885       $53,499      $135,624
                   =======          =======       ==           ==        ==        ======        =====        ======       =======
      1997
Annuities         $364,984          $92,750        -            -        -        $ 7,906       $4,986       $40,649      $100,385
Mutual funds             -                -        -            -        -              -            -         1,707         9,836
                   -------          -------       --           --        --        ------        -----        ------       -------
Total             $364,984          $92,750        -            -        -        $ 7,906       $4,986       $42,356      $110,221
                   =======          =======       ==           ==        ==        ======        =====        ======       =======
      1996
Annuities         $283,420          $82,619        -            -        -        $ 5,452       $4,242       $30,830      $ 71,255
Mutual funds         7,190                -        -            -        -              -            -         2,214        11,730
                   -------          -------                                        ------        -----        ------       -------
Total             $290,610          $82,619        -            -        -        $ 5,452       $4,242       $33,044      $ 82,985
                   =======          =======       ==           ==        ==        ======        =====        ======       =======


[FN]
* For 1997 and 1996 Mutual fund segment related items are included in discontinued operations: loss from operations, net of tax and gain on disposal, net of tax in the consolidated statements of income

            The Manufacturers Life Insurance Company Of North America
                            Schedule IV - Reinsurance
                                  ($ Thousands)



                                                                          Assumed                  Percentage of
                                                        Ceded to           From                        Amount
                                          Gross           Other            Other        Net            Assumed
             Segment                      Amount        Companies        Companies      Amount         to Net
Year ended December 31, 1998
Life insurance inforce                   $269,738       $170,655              -        $99,083             0%
Insurance premiums life                         -              -              -              -             0%
                                          -------        -------             --         ------             -
Total                                           -              -              -              -             0%
                                          =======         ======             ==         ======             =
Year ended December 31, 1997
Life insurance inforce                   $151,259       $ 84,130              -        $67,129             0%
Insurance premiums life                         -              -              -              -             0%
                                          -------        -------             --         ------             -
Total                                           -              -              -              -             0%
                                          =======         ======             ==         ======             =
Year ended December 31, 1996
Life insurance inforce                    $45,597        $23,932              -        $21,665             0%
Insurance premiums life                         -              -              -              -             0%
                                          -------        -------             --         ------             -
Total                                           -              -              -              -             0%
                                          =======         ======             ==         ======             =

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
(Registrant)



By: /s/Theodore F. Kilkuskie
    --------------------------------------------------
    Theodore F. Kilkuskie, Principal Executive Officer


By:/s/David W. Libbey
   --------------------------------------------------------------
   David W. Libbey, Vice President, Treasurer and Chief Financial
   Officer (Principal Financial Officer)

Date:  March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities with the Registrant and on the dates indicated.


SIGNATURE                                      TITLE                                        DATE

/s/John D. DesPrez III                         Director and Chairman of the Board           **
-------------------------------------------                                                 -------------------------
John D. DesPrez III                                                                         Date


/s/Theodore F. Kilkuskie                       President   and   Director    (Principal     **
-------------------------------------------    Executive Officer)                           -------------------------
Theodore F. Kilkuskie                                                                       Date



                                               Director                                     **
-------------------------------------------                                                 -------------------------
*John D. Richardson                                                                         Date


/s/David W. Libbey                             Vice  President,   Treasurer  and  Chief     **
-------------------------------------------    Financial    Officer    (Principal   and     -------------------------
David W. Libbey                                Accounting Officer)                          Date




/s/James D. Gallagher                                                                       **
-------------------------------------------                                                 -------------------------
*By James D. Gallagher                                                                      Date
  Attorney-in-Fact  Pursuant  to Powers of
  Attorney
                                                                                            **March 29, 1999

                                  EXHIBIT INDEX

Exhibit No.              Description
-----------              -----------
10(ix)                   Coinsurance   Agreement   between   the   Company   and   The
                         Manufacturers Life Insurance Comany (USA)

27                       Financial Data Schedule