Form 10-Q
period 1999-03-31
MANUFACTURERS LIFE INSURANCE CO OF NORTH AMERICA
filed 1999-05-17
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549
                               __________________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                             _____________________

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

                               __X__ Yes _____ No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of March 31, 1999 was 2,600.

           THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA


                         Quarterly Report on Form 10-Q
                      For the period ended March 31, 1999

                               Table of Contents



                                                                                               Page
                                                                                               ----
Part I   Financial Information
Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998                 3
         Consolidated Statements of Income for the three months ended March 31, 1999 and 1998   4
         Consolidated Statement of Changes in Shareholder's Equity as of March 31, 1999         5
         Consolidated Statements of Cash Flows for the three months ended March 31, 1999
           and 1998                                                                             6
         Notes to Consolidated Financial Statements                                             7
Item 2.  Management Discussion and Analysis of Results of Operations and Financial Condition    9
Part II  Other Information
Item 1   Legal Proceedings                                                                      13
Item 2   Change in Securities                                                                   13
Item 3   Default upon Senior Securities                                                         13
Item 4   Submission of matters to a vote of Security Holders                                    13
Item 5   Other Information                                                                      13
Item 6A  Exhibits                                                                               13
Item 6B  Reports on Form 8-K                                                                    17

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED BALANCE SHEETS



                                                              AS AT                   AS AT
                                                             MARCH 31              DECEMBER 31
ASSETS  ($ thousands)                                          1999                    1998
                                                             --------              -----------
                                                                       (UNAUDITED)
INVESTMENTS
Fixed maturities available-for-sale, at fair value
(amortized cost:  1999 $151,127; 1998 $152,969)           $   153,025             $   157,743
Short-term investments                                         21,266                  34,074
Policy loans                                                    5,287                   5,175
                                                          -----------             -----------
TOTAL INVESTMENTS                                         $   179,578             $   196,992
-----------------                                         -----------             -----------
Cash and cash equivalents                                 $    21,801             $    10,320
Accrued investment income                                       3,359                   3,132
Deferred policy acquisition costs                             480,335                 449,332
Receivable for undelivered securities                          11,143                       -
Other assets                                                    6,899                   6,360
Due from reinsurers                                           657,810                 641,858
Separate account assets                                    12,633,204              12,188,420
                                                          -----------             -----------
TOTAL ASSETS                                              $13,994,129             $13,496,414
------------                                              -----------             -----------
LIABILITIES AND SHAREHOLDER'S EQUITY ($ thousands)
LIABILITIES:
Policyholder funds                                        $   110,116             $   102,252
Payable to affiliates                                           8,631                   4,644
Notes payable to affiliates                                   254,300                 241,419
Deferred income taxes                                          26,437                  23,777
Other liabilities                                              27,320                  25,980
Due to reinsurers                                             671,487                 655,892
Separate account liabilities                               12,633,204              12,188,420
                                                          -----------             -----------
TOTAL LIABILITIES                                         $13,731,495             $13,242,384
-----------------                                         -----------             -----------
SHAREHOLDER'S EQUITY:
Common stock (par value $1,000 per share--authorized,
3,000 shares; issued and outstanding, 2,600 shares)       $     2,600             $     2,600
Additional paid-in capital                                    179,053                 179,053
Retained earnings                                              80,196                  70,293
Unrealized appreciation on securities available-for-sale          785                   2,084
                                                          -----------             -----------
Total shareholder's equity                                $   262,634             $   254,030
                                                          -----------             -----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                $13,994,129             $13,496,414
------------------------------------------                -----------             -----------

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



FOR THE THREE MONTHS ENDED MARCH 31
($ thousands)                                                      1999     1998
REVENUES:
 Premiums                                                       $     9  $     -
 Fees from separate accounts and policyholder funds              49,011   38,327
 Advisory fees and other distribution revenues                   26,750   20,965
 Net investment income                                            3,047    2,899
 Net realized investment gains                                      203       77
                                                                -------  -------
TOTAL REVENUE                                                   $79,020  $62,268
-------------                                                   -------  -------
BENEFITS AND EXPENSES:
 Policyholder benefits and claims                               $ 1,333  $ 1,406
 Amortization of deferred acquisition costs                      15,378    3,712
 Other insurance expenses                                        42,353   28,587
 Financing costs                                                  4,654    4,164
                                                                -------  -------
TOTAL BENEFITS AND EXPENSES                                     $63,718  $37,869
                                                                -------  -------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES           $15,302  $24,399
                                                                -------  -------
-----------------------------------------------------
INCOME TAX EXPENSE                                              $ 5,399  $ 8,540
------------------                                              -------  -------
NET INCOME                                                      $ 9,903  $15,859
----------                                                      -------  -------

See accompanying notes

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)





                                                                              ACCUMULATED OTHER         TOTAL
                               COMMON    ADDITIONAL     RETAINED EARNINGS     COMPREHENSIVE         SHAREHOLDER'S
($thousands)                   STOCK   PAID-IN CAPITAL  (DEFICIT)             INCOME                   EQUITY
                               ------  ---------------  -----------------     -----------------     -------------
Balance at January 1, 1999     $2,600         $179,053               $70,293              $ 2,084        $254,030
Capital contribution                -                -                     -                    -               -
Comprehensive income (note 2)       -                -                 9,903               (1,299)          8,604
                               ------  ---------------  --------------------  -------------------   -------------
BALANCE, MARCH 31, 1999        $2,600         $179,053               $80,196              $   785        $262,634
-----------------------        ------  ---------------  --------------------  -------------------   -------------

See accompanying notes

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)




                                                                                   THREE MONTHS ENDED
                                                                                             MARCH 31
($thousands)                                                                          1999       1998
                                                                                  --------   --------
OPERATING ACTIVITIES:
Net income                                                                        $  9,903   $ 15,859
Adjustments to reconcile net income to net income to net cash (used in) provided by operating activities:
     Amortization of bond discount and premium                                         211        128
     Benefits to policyholders                                                       1,333      1,406
     Provision for deferred income tax                                               3,355      1,502
     Net realized investment gains                                                    (197)       (77)
     Amortization of deferred policy acquisition costs                              15,378      3,712
     Policy acquisition costs deferred                                             (45,499)   (31,210)
     Changes in assets and liabilities:
          Accrued investment income                                                   (227)      (355)
          Other assets                                                                (539)    (8,678)
          Receivable from affiliates                                                     -      4,605
          Payable to affiliates                                                      3,987      2,815
          Other liabilities                                                          1,340     16,724
                                                                                  --------   --------
Net cash (used in) provided by operating activities                               $(10,955)  $  6,431
                                                                                  --------   --------
INVESTING ACTIVITIES:
Purchase of fixed maturity securities                                             $(13,984)  $(16,243)
Proceeds from fixed maturity securities sold, matured or repaid                     15,812     11,322
Net change in short-term investments                                                12,808    (21,008)
Net change in policy loans                                                            (112)      (904)
Net change in receivable for undelivered securities                                (11,143)         -
                                                                                  --------   --------
Net cash used in investing activities                                             $  3,381   $(26,833)
                                                                                  --------   --------
FINANCING ACTIVITIES:
Net reinsurance (consideration) proceeds                                          $   (357)  $ (3,075)
Receipts credited to policyholder funds                                             10,443      1,094
Return of policyholder funds                                                        (3,912)    (3,483)
Increase in notes payable to affiliates                                             12,881     25,017
                                                                                  --------   --------
Net cash provided by financing activities                                         $ 19,055   $ 19,553
                                                                                  --------   --------
Increase (decrease) in cash and cash equivalents during the period                $ 11,481   $   (849)
Cash and cash equivalents at beginning of year                                      10,320      7,339
                                                                                  --------   --------
BALANCE, END OF PERIOD                                                            $ 21,801   $  6,490
                                                                                  --------   --------


See accompanying notes.

           THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)



1.   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.


2.   COMPREHENSIVE INCOME

           Total comprehensive income was as follows:


FOR THE THREE MONTHS ENDED MARCH 31
($ thousands)                                                      1999         1998
                                                                -------   ----------
NET INCOME                                                      $ 9,903      $15,959
----------                                                      -------   ----------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gains (losses) arising during the year        (1,167)         159
Less:
Reclassification adjustment for realized gains included in net     (132)         (50)
                                                                -------   ----------
 Income
Other comprehensive income (loss)                                (1,299)         109
---------------------------------                               -------   ----------
COMPREHENSIVE INCOME                                            $ 8,604      $16,068
--------------------                                            -------   ----------

      Other comprehensive income (loss) is reported net of taxes of $(699) and $59 for the three months ended March 31, 1999 and 1998, respectively.

3.   SEGMENT DISCLOSURES

      The Company reports three business segments: Annuities, Savings and Retirement Services, and Life Insurance. The Annuities segment consists of annuity contracts that provide the customer with the opportunity to invest in mutual funds managed by independent investment managers and the Company or in the general account of the Company, with investment returns accumulating on a tax-deferred basis. The Savings and Retirement Services segment offers 401(k) products to customers in the State of New York. The Individual Life Insurance segment offers traditional non-participating life insurance to the New York market. No significant assets or revenues have been generated to date in these two segments.
      The following is a summary of the contribution to net income of the three business segments:


FOR THE THREE MONTHS ENDED MARCH 31
($ thousands)                           1999      1998
                                      ------    ------
Annuities                            $10,012   $16,126
Savings and Retirement Services         (246)       (9)
Life Insurance                           137      (258)
                                     -------   -------
NET INCOME (LOSS)                    $ 9,903   $15,859
-----------------                    -------   -------

Item 2. Management's Discussion And Analysis of Results of Operations And Financial Condition

OVERVIEW

The following analysis of the consolidated results of operations and financial condition of the Manufacturers Life Insurance Company of North America (hereinafter referred to as "MNA" or the "Company") should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements.

CORPORATE STRUCTURE AND OVERVIEW

The Company is a wholly-owned subsidiary of Manulife-Wood Logan Holding Co., Inc. ("MWL"). MWL is 62.5% owned by The Manufacturers Life Insurance Company
(USA) ("ManUSA"), 22.5% by MRL Holding, LLC ("MRL") and 15% by minority interest shareholders. ManUSA and MRL are indirectly wholly-owned subsidiaries of The Manufacturers Life Insurance Company ("Manulife Financial"), a federally chartered Canadian mutual life insurance company. MNA is licensed to sell fixed and variable annuities, traditional life and variable life insurance, and accident and health insurance in all states except New Hampshire and New York. MNY is licensed to sell fixed and variable annuities, traditional life insurance, and accident and health insurance in New York only.

MNA has two subsidiaries, The Manufacturers Life Insurance Company of New York ("MNY") and Manufacturers Securities Services, LLC ("MSS"). MNY is an insurance subsidiary licensed to conduct business in the State of New York.
MSS, a majority-owned broker dealer, acts as investment advisor to the Manufacturers Investment Trust ("MIT"), a no-load, open-end management investment company organized as a Massachusetts business trust and is the principal underwriter of the Company's variable annuity and life insurance contracts and is the exclusive distributor of its insurance products in New York. MSS is the successor to NASL Financial Services, Inc. ("NASL Financial"), a broker dealer that conducted operations until September 30, 1997, when it was reorganized into MSS. Prior to October 1, 1997, NASL Financial also acted as investment advisor to North American Funds (NAF), a no-load, open-end management investment company organized as a Massachusetts business trust.

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

Prior to 1998, the Company reported two segments, Annuities and Mutual Funds. The Mutual Fund segment consisted solely of NAF, a group of thirteen mutual funds. During 1997, the Company disposed of its Mutual Fund segment to an unrelated party. In 1998 and 1997, pursuant to a revised plan of operations for MNY, the Company entered the Savings and Retirement Services and the Life Insurance businesses in New York. The Company now reports three segments:
Annuities, Savings and Retirement Services, and Life Insurance. Two of the Company's segments, Savings and Retirement Services and Life Insurance, are in the development stage and the assets, revenues and operations of those segments are not material to the Company's first quarter 1999 financial position or results of operations.

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


REVIEW OF OPERATING RESULTS

The discussion that follows compares results for the three months ended March 31, 1999 to those for the three months ended March 31, 1998.


1999 Compared to 1998

The Company recorded net income of $9.9 million in 1999 versus net income of $15.9 million in 1998, a decrease of $6.0 million or 38%. Revenues grew by 27% to $79.0 million as a result of growth in fee income earned on additional separate account assets, additional advisory profits associated with additional assets in MIT and investment income from higher general account assets. Separate account assets at March 31, 1999 compared to March 31, 1998 were higher by $1.8 billion or 17%. The asset growth is attributed to an increase in variable annuity sales, strong equity market performance, and favorable contract persistency. Total sales during the first quarter of 1999 was $660.2 million an increase of 19% over the same quarter in 1998. Total fees, including advisory fees, generated by separate accounts and policyholder liabilities increased by $16.5 million or 28% in 1999.

The Company incurred total benefits and expenses in 1999 of $63.7 million, an increase of $25.8 million, or 68% compared to 1998. The additional expenses reflect an increase in non-capitalized acquisition expenses, an increase in deferred acquisition costs (DAC) amortization, additional sub-advisory expenses associated with additional assets in MIT and higher financing costs. Higher DAC balances at March 31, 1999 contributed to an increase in the amortization of DAC. In addition, the Company's investment performance in the first quarter of 1999 (approximately 1.2%) was significantly lower than the first quarter of 1998 (approximately 10%) which resulted in additional amortization of the Company's DAC asset during the first quarter of 1999. The effect of these two items contributed an additional $11.7 million of DAC amortization during the first quarter of 1999. The Company paid an additional $3.0 million of sub-advisory expenses during the first quarter of 1999. The Company's commission financing loans increased by approximately $46 million over March 31, 1998 levels and added an additional $0.5 million of expense.

FINANCIAL POSITION

1999 Compared to 1998

Total assets increased from $13.5 billion at December 31, 1998 to $14.0 billion at March 31, 1999, an increase of $.5 billion or 4%. Separate account assets increased by 4% over the first quarter of 1999 and represent 90% of total assets as the Company continues to focus on its variable option annuity products. The Company continues to own high quality investment grade fixed maturity investments to support its general account liabilities and shareholder's equity. The Company's DAC asset grew by 7% as the Company experienced increased annuity sales volumes during the first quarter of 1999. The Company deferred the related costs, net of current amortization, associated with those sales.

Total liabilities have increased proportionately with the growth in the related assets, primarily in the Company's separate accounts. During the first quarter of 1999, the Company borrowed an additional $13.3 million from Manulife to support its sales volumes and related acquisition expenses.

The growth in retained earnings is primarily due to net income from operations of $9.9 million. The Company's shareholder's equity decreased by $1.3 million due to lower market values associated with invested assets at March 31, 1999.

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

Based on the Company's overall exposure to interest rate and equity price risks, the Company believes that changes in market rates would not materially affect the consolidated near-term financial position, results of operations or cashflows of the Company as of March 31, 1999. Refer to the Company's Annual Report on form 10-K for a more detailed discussion of market risks.

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

In 1996, in order to make Manulife Financial's systems Year 2000 compliant, a program was instituted to modify or replace both Manulife Financial's information technology systems ("IT systems") and embedded technology systems ("Non-IT systems"). The phases of this program include (i) an inventory and assessment of all systems to determine which are critical, (ii) planning and designing the required modifications and replacements, (iii) making these modifications and replacements, (iv) testing modified or replaced systems, (v) redeploying modified or replaced systems and (vi) final management review and certification. For most IT and non-IT systems identified as critical, certification has been completed for the Company. Of those systems classified as critical, management believes that over 99% were Year 2000 compliant at the end of 1998. Management continues to focus attention on the remaining 1% of critical systems. Those that affect the Company are expected to be compliant by the end of the second quarter in 1999. The Company's non-critical systems were Year 2000 compliant by the end of the first quarter 1999.

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


Management currently believes that, with modifications to existing software and conversions to new software, the Year 2000 risk will not pose significant operational problems for Manulife Financial's computer systems. As part of the Year 2000 program, critical systems were "time-shift" tested in the Year 2000 and beyond to confirm that they will continue to function properly before, during and after the change to the Year 2000. However, there can be no assurance that Manulife Financial's Year 2000 program, including consulting third parties and its contingency planning, will avoid any material adverse effect on Manulife Financial's operations, customer relations or financial condition. Manulife Financial estimates the total cost of its Year 2000 program will be approximately $59.9 million*, of which $48.6 million * has been incurred through December 31, 1998; however, there can be no assurance that the actual cost incurred will not be materially higher than such estimate. Manulife Financial's Year 2000 costs were $3.9 million* for the first three months of 1999 and $7.1 million* for the first three months of 1998. Most costs will be expensed as incurred; however, those costs attributed to the purchase of new software and hardware will generally be capitalized. The total cost of the Year 2000 program is not expected to have a material effect on Manulife Financial's net operating income.

*  All dollar values converted from Canadian dollars using the exchange rate of
1.512 in effect March 31, 1999.

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

PART II--OTHER INFORMATION

Item 1 - Legal Proceedings

     No reportable events

Item 2 - Changes In Securities

     (a) and (b) No reportable events

     (c)

The Company currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). Manufacturers Securities Services, LLC, a majority owned subsidiary of the Company is the principal underwriter of the contracts and Wood Logan Associates, Inc., an affiliate of the Company, is the promotional agent. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the subaccounts in which the contract is invested. As of March 31, 1999, the total variable assets in the Venture Group Annuity was $124,370,390.

Items 3 - Defaults Upon Senior Securities

No reportable events

Item 4 - Submission Of Matters To A Vote Of Security Holders

No reportable events

Item 5 - Other Information

No reportable events

Item 6A - Exhibits

(3) Exhibits (the Registrant is also referred to as the "Company")


Exhibit No.  Description
-----------  -----------
1(a)         Underwriting Agreement between the Company and Manufacturers
             Securities Services, LLC, formerly NASL Financial Services, Inc.
             (Underwriter)14/

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

4(iv)        ERISA Tax-Sheltered Annuity Endorsement - 10/

4(v)         Tax-Sheltered Annuity Endorsement - 10/

4(vi)        Section 401 Plans Endorsement - 10/

5            Opinion and Consent of James D. Gallagher, Esq. - 11/

6            Not Applicable

7            Not Applicable

8            Not Applicable

9            Not Applicable

10(i)        Form of broker-dealer agreement between the Company, Manufacturers
             Securities Services, LLC, formerly NASL Financial Services, Inc.
             (underwriter), Wood Logan Associates, Inc. (Promotional Agent) and broker-dealers 5/

(10)(ii)     Reinsurance and Guaranteed Death Benefits Agreement between the
             Company  and Connecticut General Life Insurance Company 8/

(10)(iii)    Reinsurance Agreement between the Company and PaineWebber Life
             Insurance Company 9/

(10)(iv)     Coinsurance Agreement between the Company and Peoples Security
             Life Insurance Company - 12/

(10)(v) Reinsurance and Accounts Receivable Agreements between the Company and ITT Lyndon Life - 12/

                                       14

Exhibit No.  Description
-----------  -----------
(10)(vi)     Automatic Modified -Coinsurance Reinsurance Agreement between the
             Company and Transamerica Occidental Life Insurance Company  - 12/

(10)(vii)    Automatic Yearly Renewable Term Reinsurance Agreement between the
             Company and Transamerica Occidental Life Insurance Company - 12/

(10)(viii)   Amendment No. 1 to the Variable Annuity Guaranteed Death Benefit
             Reinsurance Agreement between the Company and Connecticut General
             Life Insurance Company -12/

(10)(ix)     Coinsurance Agreement between the Company and The Manufacturers
             Life Insurance Company (USA) 13/

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

23(ii)       Not Applicable

24 (i) Power of Attorney - John D. Richardson, Director and Chairman of the Company 2/

24(ii) Power of Attorney - David W. Libbey, Principal Financial Officer of the Company 3/

24(iii)      Power of Attorney - Peter Hutchison, Director of the Company 1/

24(iv)       Power of Attorney - John D. DesPrez III 16/

25           Not Applicable



Exhibit No.  Description
-----------  -----------
26           Not Applicable

27           Financial Data Schedule 17/

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

7/   not applicable

8/ Incorporated by reference to Exhibit (b)(7)(i) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

9/ Incorporated by reference to Exhibit (b)(7)(iii) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

10/ Incorporated by reference to Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

11/ Incorporated by reference to Exhibit 5 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

12/ Incorporated by reference to Exhibits (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

13/ Incorporated by reference to Form 10K, file number 812-06037, filed March 31, 1998 on behalf of The Manufacturers Life Insurance Company of North America

14/ Incorporated by reference to Exhibit (b)(3)(i) to Form N-4, file number 33-76162, filed March 1, 1999.

15/ Incorporated by reference to Form 10K, file number 812-06037, filed March 30, 1999 on behalf of The Manufacturers Life Insurance Company of North America

16/ Incorporated by reference to Exhibit (14)(iv) to post-effective amendment no. 1 to Form N-4, file number 333-38081 filed April 19, 1999.

17/  Filed herewith.

ITEM 6B - REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
(Registrant)



By: /s/ David W. Libbey
     ___________________________________
     David W. Libbey
     Vice President, Treasurer and Chief Financial Officer
     (Principal Financial Officer and Duly Authorized Officer)


Date: May 17, 1999

                                 EXHIBIT INDEX


     Exhibit No.  Description
     -----------  --------------------------------------------------------

     27           Financial data schedule for quarter ended March 31, 1999