Form 10-Q
period 1999-06-30
MANUFACTURERS LIFE INSURANCE CO OF NORTH AMERICA
filed 1999-08-16
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549
                               __________________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                             _____________________

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

                       __X__ Yes                _____ No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of June 30, 1999 was 2,600.

           THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA


                         Quarterly Report on Form 10-Q
                       For the period ended June 30, 1999


                               Table of Contents
    -----------------------------------------------------------------------


                                                                                              Page
                                                                                              ----
Part I   Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                  3

         Consolidated Statements of Income for the three and six months ended
            June 30, 1999 and 1998                                                              4

         Consolidated Statement of Changes in Shareholder's Equity as of June 30, 1999          5

         Consolidated Statements of Cash Flows for the six months ended June 30, 1999
            and 1998                                                                            6

         Notes to Consolidated Financial Statements                                             7

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial
            Condition                                                                           9

Part II  Other Information

Item 1   Legal Proceedings                                                                     15

Item 2   Changes in Securities                                                                 15

Item 3   Default upon Senior Securities                                                        15

Item 4   Submission of matters to a vote of Security Holders                                   15

Item 5   Other Information                                                                     15

Item 6A  Exhibits                                                                              15

Item 6B  Reports on Form 8-K                                                                   19

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA


CONSOLIDATED BALANCE SHEETS



                                                            AS AT               AS AT
                                                          JUNE 30         DECEMBER 31
ASSETS  ($ thousands)                                        1999                1998
---------------------                                 -----------         -----------
                                                      (UNAUDITED)
INVESTMENTS
  Fixed maturities available-for-sale, at fair value
  (amortized cost:  1999 $155,877; 1998 $152,969)     $   154,823         $   157,743
  Short-term investments                                   45,652              34,074
  Policy loans                                              5,450               5,175
                                                      -----------         -----------
TOTAL INVESTMENTS                                     $   205,925         $   196,992
                                                      -----------         -----------
Cash and cash equivalents                             $     9,249         $    10,320
Accrued investment income                                   3,674               3,132
Deferred acquisition costs                                527,183             449,332
Receivable for undelivered securities                      11,643                   -
Other assets                                                6,725               6,360
Due from reinsurers                                       705,434             641,858
Separate account assets                                13,858,832          12,188,420
                                                      -----------         -----------
TOTAL ASSETS                                          $15,328,665         $13,496,414
                                                      ===========         ===========

LIABILITIES AND SHAREHOLDER'S EQUITY ($ thousands)
--------------------------------------------------

LIABILITIES:
  Policyholder funds                                  $   124,460         $   102,252
  Payable to affiliates                                    15,135               4,644
  Notes payable to affiliates                             263,700             241,419
  Deferred income taxes                                    30,137              23,777
  Payable for securities                                   14,208                   -
  Other liabilities                                        25,499              25,980
  Due to reinsurers                                       719,544             655,892
  Separate account liabilities                         13,858,832          12,188,420
                                                      -----------         -----------
TOTAL LIABILITIES                                     $15,051,515         $13,242,384
                                                      -----------         -----------
SHAREHOLDER'S EQUITY:
  Common stock (par value $1,000 per
    share--authorized, 3,000 shares; issued and
  outstanding, 2,600 shares)                          $     2,600         $     2,600
  Additional paid-in capital                              179,053             179,053
  Retained earnings                                        95,920              70,293
  Accumulated other comprehensive income                     (423)              2,084
                                                      -----------         -----------
Total shareholder's equity                            $   277,150         $   254,030
                                                      -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY            $15,328,665         $13,496,414
                                                      ===========         ===========

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                           JUNE 30              JUNE 30

($ thousands)                                             1999       1998      1999      1998
-------------                                        ---------  ---------  --------  --------
REVENUES:
  Fees from separate accounts and policyholder funds $  52,584  $  42,563  $101,595  $ 80,890
  Advisory fees and other distribution revenues         29,693     23,105    56,443    44,070
  Premiums                                                  14          -        23         -
  Net investment income                                  3,150      3,021     6,197     5,920
  Net realized investment gains (losses)                 (169)        126        34       203
                                                     ---------  ---------  --------  --------
TOTAL REVENUE                                        $  85,272  $  68,815  $164,292  $131,083
                                                     ---------  ---------  --------  --------
BENEFITS AND EXPENSES:
  Benefits to policyholders                          $   1,385  $   1,222  $  2,718  $  2,628
  Amortization of deferred acquisition costs             9,254     17,136    24,632    20,848
  Other insurance expenses                              47,727     35,553    90,086    64,141
  Financing costs                                        2,464      2,267     7,112     6,431
                                                     ---------  ---------  --------  --------
TOTAL BENEFITS AND EXPENSES                          $  60,830  $  56,178  $124,548  $ 94,048
                                                     ---------  ---------  --------  --------
INCOME BEFORE INCOME TAXES                           $  24,442  $  12,637  $ 39,744  $ 37,035
                                                     ---------  ---------  --------  --------
INCOME TAX EXPENSE                                      $8,718  $   4,403  $ 14,117  $ 12,942
                                                     ---------  ---------  --------  --------
NET INCOME                                           $  15,724  $   8,234  $ 25,627  $ 24,093
                                                     ---------  ---------  --------  --------

See accompanying notes

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)





                                                                       ACCUMULATED
                                                           RETAINED       OTHER           TOTAL
                                  COMMON    ADDITIONAL     EARNINGS   COMPREHENSIVE   SHAREHOLDER'S
($ thousands)                     STOCK   PAID-IN CAPITAL  (DEFICIT)     INCOME          EQUITY
-------------                     ------  ---------------  --------   -------------   -------------
Balance at January 1, 1999        $2,600     $179,053       $70,293      $ 2,084        $254,030
Comprehensive income (note 2)         --           --        25,627       (2,507)         23,120
                                  ------     --------      --------      -------        --------
BALANCE, JUNE 30, 1999            $2,600     $179,053       $95,920      $  (423)       $277,150
                                  ======     ========      ========      =======        ========

See accompanying notes

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)




                                                                      SIX MONTHS ENDED
                                                                           JUNE 30
($ thousands)                                                            1999       1998
-------------                                                       ---------   --------
OPERATING ACTIVITIES:
Net income                                                          $  25,627   $ 24,093
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Amortization of bond discount and premium                               416        302
  Benefits to policyholders                                             2,718      2,618
  Provision for deferred income tax                                     7,710      3,881
  Net realized investment gains                                           (34)      (203)
  Amortization of deferred acquisition costs                           24,632     20,848
  Acquisition costs deferred                                         (100,512)   (66,065)
  Changes in assets and liabilities:
    Accrued investment income                                            (542)      (387)
    Other assets                                                         (365)     2,470
    Receivable from affiliates                                             --      4,605
    Payable to affiliates                                              10,491      8,651
    Other liabilities                                                    (481)     6,310
                                                                    ---------   --------
Net cash (used in) provided by operating activities                 $ (30,340)  $  7,123
                                                                    ---------   --------
INVESTING ACTIVITIES:
Purchase of fixed maturity securities                               $ (67,723)  $(35,812)
Proceeds from fixed maturity securities sold, matured or repaid        64,433     22,628
Net change in short-term investments                                  (11,578)    (3,476)
Net change in policy loans                                               (275)    (1,239)
Net change in receivable for undelivered securities                   (11,643)        --
Net change in payable for securities                                   14,208         --
                                                                    ---------   --------
Net cash used in investing activities                               $ (12,578)  $(17,899)
                                                                    ---------   --------
FINANCING ACTIVITIES:
Net reinsurance (consideration) proceeds                            $      76   $(11,878)
Receipts credited to policyholder funds                                26,246      7,271
Return of policyholder funds                                           (6,756)    (6,759)
Increase in notes payable to affiliates                                22,281     24,545
                                                                    ---------   --------
Net cash provided by financing activities                           $  41,847   $ 13,179
                                                                    ---------   --------
Increase (decrease) in cash and cash equivalents during the period  $  (1,071)  $  2,403
Cash and cash equivalents at beginning of year                         10,320      7,339
                                                                    ---------   --------
BALANCE, END OF PERIOD                                              $   9,249   $  9,742
                                                                    =========   ========


See accompanying notes.

           THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)



1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

      Certain 1998 balances have been reclassified to permit comparisons with the 1999 presentations.


2.    COMPREHENSIVE INCOME

      Total comprehensive income was as follows:


                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30              JUNE 30
COMPREHENSIVE INCOME:
($ thousands)                                1999       1998      1999      1998
----------                               --------   --------   -------   -------
NET INCOME                                $15,724     $8,234   $25,627   $24,093
                                         --------   --------   -------   -------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gains (losses)
arising during the year                    (1,318)       350    (2,485)      509
Less:
Reclassification adjustment for
realized (gains) losses included in
net income                                    110        (82)      (22)     (132)
                                         --------   --------   -------   -------
Other comprehensive income (loss)          (1,208)       268    (2,507)      377
                                         --------   --------   -------   -------
COMPREHENSIVE INCOME                      $14,516     $8,502   $23,120   $24,470
                                         --------   --------   -------   -------

      Other comprehensive income is reported net of taxes recoverable (payable) of $650 and $(144) for the three months and $1,350 and $(203) for the six months ended June 30, 1999 and 1998, respectively.

3.    SEGMENT DISCLOSURES

      The Company reports three business segments: Annuities, Pensions, and Life Insurance. The Annuities segment consists of annuity contracts that provide the customer with the opportunity to invest in mutual funds managed by independent investment managers and the Company or in the general account of the Company, with investment returns accumulating on a tax-deferred basis. The Pensions segment offers 401(k) products to customers in the State of New York. The Individual Life Insurance segment offers traditional non-participating life insurance to the New York State market. No significant assets or revenues have been generated to date in these two segments. The following is a summary of the contribution to net income of the three business segments:


                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                 JUNE 30              JUNE 30

                             1999       1998       1999      1998
                           --------   -------    --------  --------
Annuities                  $ 16,384   $ 8,358    $ 26,396  $ 24,484
Pensions                       (497)      (74)       (743)      (83)
Life Insurance                 (163)      (50)        (26)     (308)
                           --------   -------    --------  --------
NET INCOME (LOSS)          $ 15,724   $ 8,234    $ 25,627  $ 24,093
                           --------   -------    --------  --------

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


CORPORATE STRUCTURE AND OVERVIEW

The Company is a wholly-owned subsidiary of Manulife-Wood Logan Holding Co., Inc. ("MWL"). MWL is 78.4% owned by The Manufacturers Life Insurance Company
(USA) ("ManUSA") and 21.6% by MRL Holding, LLC ("MRL"). ManUSA and MRL are indirectly wholly-owned subsidiaries of The Manufacturers Life Insurance Company ("Manulife Financial"), a Canadian mutual life insurance company.

Manulife Financial is a leading provider of financial protection products and investment management services to individuals, families, businesses and groups in selected international markets. Manulife Financial operates in 16 countries and territories worldwide, with more than 27,000 employees and agents. Funds under management by Manulife Financial and its subsidiaries were $96.7 billion
(Cdn) as of December 31, 1998 with a consolidated surplus position of $6.0 billion (Cdn).

MNA is licensed to sell fixed and variable annuities, traditional life and variable life insurance, and accident and health insurance in all states except New Hampshire and New York. MNA has two subsidiaries, The Manufacturers Life Insurance Company of New York ("MNY") and Manufacturers Securities Services, LLC ("MSS"). MNY is an insurance subsidiary licensed to sell fixed and variable annuities, traditional life insurance, and accident and health insurance in the State of New York only. MSS, a majority-owned broker dealer, acts as investment advisor to the Manufacturers Investment Trust ("MIT"), a no-load, open-end management investment company organized as a Massachusetts business trust and is the principal underwriter of the Company's variable annuity and life insurance contracts and is the exclusive distributor of its insurance products in the State of New York. MSS is the successor to NASL Financial Services, Inc. ("NASL Financial"), a broker dealer that conducted operations until September 30, 1997, when it was reorganized into MSS. Prior to October 1, 1997, NASL Financial also acted as investment advisor to North American Funds (NAF), a no-load, open-end management investment company organized as a Massachusetts business trust.

The Company, along with its ultimate parent company Manulife Financial, enjoys strong financial ratings that enhance its ability to attract new sales and retain assets. Distributors and consumers of variable and fixed annuity products have begun to utilize the relative financial strength ratings as a criteria in choosing an annuity carrier. The Company has received financial strength ratings of A++ (Superior) by A.M. Best, AA+ (Very Strong) by Standards and Poor's and Aa2 (Excellent) by Moody's Investor Services. The Company is rated AAA (Highest) by Duff & Phelps in terms of its ability to meet contractual obligations to policyholders.

Prior to 1998, the Company reported two segments, Annuities and Mutual Funds. The Mutual Fund segment consisted solely of NAF, a group of thirteen mutual funds. During 1997, the Company disposed of its Mutual Fund segment to an unrelated party. In 1998 and 1997, pursuant to a revised plan of operations for MNY, the Company entered the Pensions and the Life Insurance businesses in the State of New York. The Company now reports three segments: Annuities, Pensions, and Life Insurance. Two of the Company's segments, Pensions and Life Insurance, are in the development stage and the assets, revenues and operations of those segments are not material to the Company's June 30, 1999 financial position or results of operations. The remainder of this discussion will be limited to the Annuities segment except as noted.

The Company's primary source of earnings from the Annuities segment are fees assessed against policyholder account balances held in the Company's separate accounts including: mortality and expense risk charges, surrender charges, and an annual administrative charge. In addition, the segment earns a spread between the advisory fees charged to manage the separate account assets invested in MIT and the subadvisory fees paid to external managers of those assets. A key factor in the Company's profitability is sustained growth in the underlying assets through market performance coupled with the ability to acquire and retain variable annuity and life deposits.


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

REVIEW OF OPERATING RESULTS

The discussion that follows compares results for the three months ended June 30, 1999 to those for the three months ended June 30, 1998.


1999 Compared to 1998

The Company recorded net income of $15.7 million in 1999 versus net income of $8.2 million in 1998, an increase of $7.5 million or 91%. Revenues grew by 25% to $85.3 million as a result of growth in fee income earned on additional separate account assets, additional advisory profits associated with additional assets in MIT, and investment income from higher general account assets. Separate account assets at June 30, 1999 compared to June 30, 1998 were higher by $2.6 billion or 23%. The asset growth is attributed to an increase in variable annuity sales, strong equity market performance, and favorable contract persistency. Total sales during the second quarter of 1999 were $815 million, an increase of 33% over the same quarter in 1998. Total fees, including advisory fees, generated by separate accounts and policyholder liabilities increased by $16.6 million or 25% in 1999.

The Company incurred total benefits and expenses in 1999 of $60.8 million, an increase of $4.6 million, or 8% compared to 1998. The additional expenses reflect an increase in non-capitalized acquisition expenses, additional sub-advisory expenses associated with additional assets in MIT, and higher financing costs which were offset by a decrease in Deferred Acquisition Costs
(DAC) amortization. The amortization of Deferred Acquisition Costs (DAC) was reduced by $7.8 million during the second quarter of 1999 due primarily to improved investment performance of the Company's Separate Account Assets compared to the second quarter of 1998. It is this asset base against which fees are assessed. Higher projected fees due to the quarter's results compared to that of 1998 resulted in reduced DAC amortization for the quarter. The Company paid an additional $2.8 million of sub-advisory expenses during the second quarter of 1999. The Company's commission financing loans increased by approximately $55.2 million over June 30, 1998 levels and added additional expenses. Offsetting this increase in borrowing costs were the effects of the Company's reinsurance treaties, which lowered the overall financing costs for the periods.

The discussion that follows compares results for the six months ended June 30, 1999 to those for the six months ended June 30, 1998.


1999 Compared to 1998

The Company recorded net income of $25.6 million in 1999 versus net income of $24.1 million in 1998, an increase of $1.5 million or 6%. Revenues grew by 25% to $164.3 million as a result of growth in fee income earned on additional separate account assets, additional advisory profits associated with additional assets in MIT, and investment income from higher general account assets. Separate account assets at June 30, 1999 compared to June 30, 1998 were higher by $2.6 billion or 23%. The asset growth is attributed to an increase in variable annuity sales, strong equity market performance, and favorable contract persistency. Total sales during the first half of 1999 were $1.5 billion, an increase of 26% over the same period in 1998. Total fees, including advisory fees, generated by separate accounts and policyholder liabilities increased by $33.0 million or 26% in 1999.

The Company incurred total benefits and expenses in 1999 of $124.5 million, an increase of $30.5 million, or 32% compared to 1998. The additional expenses reflect an increase in non-capitalized acquisition expenses, higher DAC amortization, additional sub-advisory expenses associated with additional assets in MIT, and higher financing costs. DAC amortization costs were $3.8 million higher in the first half of 1999 compared to the same period in 1998. Higher DAC balances at June 30, 1999 and lower investment performance of the Company's Separate Account Assets for the first half of 1999, as compared to the same period in 1998, contributed to this increase. It is this asset base against which fees are assessed. Lower projected fees due to half year results as at June 30, 1999 and as compared to the same period in 1998, resulted in increased amortization of DAC. The Company paid an additional $4.8 million of sub-advisory expenses during the first half of 1999. The Company's commission financing loans increased by approximately $55.2 million over June 30, 1998 levels and added additional expense.


FINANCIAL POSITION

1999 Compared to 1998

Total assets increased from $13.5 billion at December 31, 1998 to $15.3 billion at June 30, 1999, an increase of $1.8 billion or 13%. Separate account assets increased by 14% over the first half of 1999 and represent 91% of total assets as the Company continues to focus on its variable option annuity products. The Company continues to own only investment grade fixed maturity investments to support its general account liabilities and shareholder's equity. The Company's DAC asset grew by 17% as the Company experienced increased annuity sales volumes during the second quarter of 1999. The Company deferred the related costs, net of current amortization, associated with those sales.

Total liabilities have increased proportionately with the growth in the related assets, primarily in the Company's separate accounts. During the first half of 1999, the Company borrowed an additional $22.7 million from Manulife Financial to support its sales volumes and related acquisition expenses.

The growth in retained earnings is primarily due to net income from operations of $25.6 million. The Company's shareholder's equity decreased by $2.5 million due to lower market values associated with invested assets at June 30, 1999.

MARKET RISK

Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. The primary market risk exposure for the Company is the impact of lower than expected equity market performance on its asset-related fee revenue. The Company also has certain exposures to changes in interest rates.

The Company earns asset based fees on the asset levels invested in the separate accounts. As a result, the Company is subject to equity risk and the effect changes in equity market levels will have on the amounts invested in the separate accounts.

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

Based on the Company's overall exposure to interest rate and equity price risks, the Company believes that changes in market rates would not materially affect the consolidated near-term financial position, results of operations or cashflows of the Company as of June 30, 1999. Refer to the Company's Annual Report on form 10-K for a more detailed discussion of market risks.

IMPACT OF YEAR 2000

The Company makes extensive use of information systems in the operations of its various businesses, including for the exchange of financial data and other information with customers, suppliers and other counterparties. The Company also uses software and information systems provided by third parties in its accounting, business and investment systems.

The Year 2000 risk, as it is commonly known, is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems' failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send premium billing notices, make claims payments or engage in other normal business activities.

The systems used by the Company have been assessed as part of a comprehensive written plan conducted by The Manufacturers Life Insurance Company (collectively with its subsidiaries "Manulife Financial") to ensure that the computer systems and processes of Manulife Financial, including the Company's, will continue to perform through the end of this century and in the next.

In 1996, in order to make Manulife Financial's systems Year 2000 compliant, a Project was instituted to modify or replace both Manulife Financial's information technology systems ("IT systems") and embedded technology systems ("Non-IT systems"). The phases of this Project include (i) an inventory and assessment of all systems to determine which are critical, (ii) planning and designing the required modifications and replacements, (iii) making these modifications and replacements, (iv) testing modified replaced systems, (v) redeploying modified or replaced systems and (vi) final management review and certification.

As at June 30, 1999, management believes that the certification phase has been completed for all the Company's critical IT and Non-IT systems. Management believes that the Company's non-critical systems were Year 2000 compliant by the end of the first quarter 1999.

In addition to efforts directed at the Company's own systems, Manulife Financial consulted vendors, customers, borrowers and other third parties with which the Company deals in an effort to ensure that no material aspect of the Company's operations will be hindered by Year 2000 problems of these third parties. This process included sending questionnaires to third parties regarding the state of their Year 2000 readiness and, where possible or where appropriate, conducting further due diligence activities. Where appropriate, risk management steps are being followed as a result of the third-party assessment.

The Year 2000 Project Management Office for Manulife Financial's U.S. Division has coordinated the preparation and completion of contingency plans on behalf of U.S. Division affiliates and subsidiaries, including the Company, in the event that Manulife Financial's Year 2000 Project has not fully resolved its Year 2000 issues.

Management believes that, due to the modifications made to existing software and conversions to new software, the Year 2000 risk will not pose significant operational problems for the Company's computer systems. As part of the Year 2000 Project, critical systems were "time-shift" tested in the year 2000 and beyond to confirm that they will continue to function properly before, during and after the change to the year 2000. However, there can be no assurance that Manulife Financial's Year 2000 Project, including consulting third parties and its contingency planning, will avoid any material adverse effect on the Company's operations, customer relations or financial condition.

Manulife Financial estimates the total cost of its Year 2000 Project will be approximately $61.2 million,* of which $56.3 million* has been incurred through June 30, 1999. In addition, previously unbudgeted costs associated with the start up of a new joint venture in Japan in April 1999 are estimated to be $4.6 million,* of which $1.4 million* was incurred through June 30, 1999. These previously unbudgeted costs will be shared by Manulife Financial and its joint venture partner. There can be no assurance that the actual costs incurred will not be materially higher than estimated. Manulife Financial's Year 2000 costs were $8.5 million* for the first six months of 1999, including the total joint venture costs, and $15.9 million* for the first six months of 1998. Most costs will be expensed as incurred; however, those costs attributed to the purchase of new software and hardware will generally be capitalized.

* All figures are shown in US dollars converted from Canadian dollars using the average exchange rate of 1.493 in effect June 30, 1999.

PART II--OTHER INFORMATION


Item 1 - Legal Proceedings

         No reportable events

Item 2 - Changes In Securities

         (a) and (b) No reportable events

         (c)

The Company currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). Manufacturers Securities Services, LLC, a majority owned subsidiary of the Company is the principal underwriter of the contracts and Wood Logan Associates, Inc., an affiliate of the Company, is the promotional agent. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the subaccounts in which the contract is invested. As of June 30, 1999, the total variable assets in the Venture Group Annuity was $131,923,005.

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

(10)(ii)     Reinsurance and Guaranteed Death Benefits Agreement between the
             Company  and Connecticut General Life Insurance Company 8/

(10)(iii)    Reinsurance Agreement between the Company and PaineWebber Life
             Insurance Company 9/

(10)(iv)     Coinsurance Agreement between the Company and Peoples Security
             Life Insurance Company - 12/

(10)(v) Reinsurance and Accounts Receivable Agreements between the Company and ITT Lyndon Life - 12/

(10)(vi)     Automatic Modified - Coinsurance Reinsurance Agreement between the
             Company and Transamerica Occidental Life Insurance Company  - 12/

Exhibit No.  Description
-----------  -----------
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

24 (i) Power of Attorney - John D. Richardson, Director and Chairman of the Company 2/

24(ii) Power of Attorney - David W. Libbey, Principal Financial Officer of the Company 3/

24(iii)      Power of Attorney - Peter Hutchison, Director of the Company 1/

24(iv)       Power of Attorney - John D. DesPrez III 16/

25           Not Applicable

26           Not Applicable


Exhibit No.  Description
-----------  -----------
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


THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
(Registrant)



By:   /s/  DAVID W. LIBBEY
     -------------------------------------------------------
     David W. Libbey
     Vice President, Treasurer and Chief Financial Officer
     (Principal Financial Officer and Duly Authorized Officer)


Date: August 16, 1999

                                 EXHIBIT INDEX


Exhibit No.  Description
-----------  -----------
27           Financial data schedule for quarter ended June 30, 1999