Form 10-Q
period 1999-09-30
MANUFACTURERS LIFE INSURANCE CO OF NORTH AMERICA
filed 1999-11-15
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                              500 Boylston Street
                          Boston, Massachusetts 02116
                    (Address of principal executive offices)

                                 (617) 663-3200
              (Registrant's telephone number, including area code)

                              ---------------------

Indicated by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               __X__ Yes _____ No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of September 30, 1999 was 2,600.

           THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA


                         Quarterly Report on Form 10-Q
                    For the period ended September 30, 1999

                               Table of Contents

----------------------------------------------------------------------------------------------------------------
                                                                                                           Page
Part I      Financial Information                                                                            3

Item 1.     Consolidated Financial Statements                                                                3

            Consolidated Balance Sheets as at September 30, 1999 and December 31, 1998                       3

            Consolidated Statements of Income for the nine months ended September 30, 1999 and 1998          4

            Consolidated Statement of  Changes in Shareholder's Equity as of September 30, 1999              5

            Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998      6

            Notes to Consolidated Financial Statements                                                       7

Item 2.     Management's Discussion and Analysis of Results of Operations and Financial Condition            9

Part II     Other Information

Item 1      Legal Proceedings                                                                               15

Item 2      Changes in Securities                                                                           15

Item 3      Defaults upon Senior Securities                                                                 15

Item 4      Submission of matters to a vote of Security Holders                                             15

Item 5      Other Information                                                                               15

Item 6A     Exhibits                                                                                        15

Item 6B     Reports on Form 8-K                                                                             18


THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED BALANCE SHEETS


                                                                          AS AT                  AS AT
                                                                   SEPTEMBER 30            DECEMBER 31
ASSETS  ($ thousands)                                                      1999                   1998
------------------------------------------------------------------------------------------------------
                                                                    (UNAUDITED)
INVESTMENTS
   Fixed maturities available-for-sale, at fair value
   (amortized cost: 1999 $157,436; 1998 $152,969)                $      155,492        $      157,743
   Short-term investments                                                29,568                34,074
   Policy loans                                                           5,758                 5,175
-----------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                $      190,818        $      196,992
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents                                        $       27,312        $       10,320
Accrued investment income                                                 8,528                 3,132
Deferred acquisition costs                                              572,979               449,332
Receivable for undelivered securities                                       175                     -
Other assets                                                             10,230                 6,360
Due from reinsurers                                                     771,096               641,858
Separate account assets                                              13,680,240            12,188,420
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $   15,261,378        $   13,496,414
-----------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY ($ thousands)
-----------------------------------------------------------------------------------------------------
LIABILITIES:
   Policyholder funds                                            $      130,101        $      102,252
   Payable to affiliates                                                 27,680                 4,644
   Notes payable to affiliates                                          282,400               241,419
   Deferred income taxes                                                 37,569                23,777
   Payable for securities                                                11,407                     -
   Other liabilities                                                     24,724                25,980
   Due to reinsurers                                                    779,494               655,892
   Separate account liabilities                                      13,680,240            12,188,420
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                $   14,973,615        $   13,242,384
-----------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY:
   Common stock (par value $1,000 per share - authorized,
     3,000 shares; issued and outstanding, 2,600 shares)         $        2,600        $        2,600
   Additional paid-in capital                                           179,053               179,053
   Retained earnings                                                    106,985                70,293
   Accumulated other comprehensive income (loss)                           (875)                2,084
-----------------------------------------------------------------------------------------------------
Total shareholder's equity                                       $      287,763        $      254,030
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                       $   15,261,378        $   13,496,414
-----------------------------------------------------------------------------------------------------

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30                  SEPTEMBER 30

 ($ thousands)                                                         1999         1998            1999           1998
------------------------------------------------------------------------------------------------------------------------
REVENUES:
     Fees from separate accounts and policyholder funds           $  56,454    $  42,666      $  158,049     $  123,556
     Advisory fees and other distribution revenues                   31,874       23,689          88,317         69,752
     Premiums                                                             4            -              27              -
     Net investment income                                            3,226        3,124           9,423          9,044
     Net realized investment gains (losses)                           (198)          306           (164)            509
------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                     $  91,360    $  69,785      $  255,652     $  202,861
------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES:
     Benefits to policyholders                                    $   1,927    $   1,365      $    4,645     $    3,983
     Amortization of deferred acquisition costs                      20,071       28,749          44,703         49,597
     Other insurance expenses                                        48,427       34,082         138,513        100,226
     Financing costs                                                  3,837        1,727          10,949          8,158
------------------------------------------------------------------------------------------------------------------------
TOTAL BENEFITS AND EXPENSES                                       $  74,262    $  65,923      $  198,810     $  161,964
------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                        $  17,098    $   3,862      $   56,842     $   40,897
------------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE                                                $   6,033    $   1,504      $   20,150     $   14,446
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $  11,065    $   2,358      $   36,692     $   26,451
------------------------------------------------------------------------------------------------------------------------

See accompanying notes

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)



                                                                                        ACCUMULATED
                                                                                           OTHER          TOTAL
                                             COMMON       ADDITIONAL      RETAINED     COMPREHENSIVE  SHAREHOLDER'S
  ($thousands)                                STOCK    PAID-IN CAPITAL    EARNINGS     INCOME (LOSS)     EQUITY
  -------------------------------------------------------------------------------------------------------------------

  Balance at January 1, 1999                 $2,600       $179,053        $ 70,293        $ 2,084       $ 254,030
  Comprehensive income (note 3)                   -              -          36,692         (2,959)         33,733
  -------------------------------------------------------------------------------------------------------------------
  BALANCE, SEPTEMBER 30, 1999                $2,600       $179,053        $106,985        $  (875)      $ 287,763
  -------------------------------------------------------------------------------------------------------------------

See accompanying notes

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)


                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30

($ thousands)                                                                       1999              1998
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                   $    36,692       $    26,451
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Amortization of bond discount and premium                                       586               490
     Benefits to policyholders                                                     4,645             3,983
     Provision for deferred income tax                                            15,386             6,285
     Net realized investment losses (gains)                                          164             (509)
     Amortization of deferred acquisition costs                                   44,703            49,597
     Acquisition costs deferred                                                (166,185)         (104,491)
     Changes in assets and liabilities:
         Accrued investment income                                               (5,396)             (188)
         Other assets                                                            (3,870)             2,353
         Receivable from affiliates                                                    -             4,605
         Payable to affiliates                                                    23,036            10,345
         Other liabilities                                                       (1,256)             8,330
----------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                          $  (51,495)       $     7,251
----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of fixed maturity securities                                        $  (88,588)       $  (37,722)
Proceeds from fixed maturity securities sold, matured or repaid                   83,371            29,396
Net change in short-term investments                                               4,506          (43,511)
Net change in policy loans                                                         (583)           (1,680)
Net change in receivable for undelivered securities                                (175)                 -
Net change in payable for securities                                              11,407                 -
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        $     9,938       $  (53,517)
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net reinsurance (consideration) proceeds                                     $   (5,636)       $  (14,668)
Receipts credited to policyholder funds                                           35,341             8,793
Return of policyholder funds                                                    (12,137)           (9,522)
Increase in notes payable to affiliates                                           40,981            57,045
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    $    58,549       $    41,648
----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents during the period           $    16,692       $   (4,618)
Cash and cash equivalents at beginning of year                                    10,320             7,339
----------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                       $    27,312       $     2,721
----------------------------------------------------------------------------------------------------------

See accompanying notes.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

         Certain 1998 balances have been reclassified to permit comparisons with the 1999 presentations.

2.       RECENT ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Contracts that contain embedded derivatives, such as certain insurance contracts, are also addressed by the Statement. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999 the FASB issued Statement 137 which delayed the effective date of FAS 133 to fiscal years beginning after June 15, 2000. The Company is evaluating FAS No. 133 and has not determined its impact on results of operations and financial condition.

3.       COMPREHENSIVE INCOME

         Total comprehensive income was as follows:

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER 30               SEPTEMBER 30
          COMPREHENSIVE INCOME:
          ($ thousands)                                       1999        1998            1999         1998
          ---------------------------------------------------------------------------------------------------
          NET INCOME                                     $ 11,065     $    2,358     $   36,692    $  26,451
          ---------------------------------------------------------------------------------------------------
          OTHER COMPREHENSIVE INCOME, NET OF TAX:
          Unrealized  holding gains (losses)  arising
          during the year                                    (581)         1,344         (3,066)       1,853
          Less:
          Reclassification  adjustment  for  realized
          (gains) losses included in net income               129           (199)           107         (331)
          ---------------------------------------------------------------------------------------------------
          Other comprehensive income (loss)                  (452)         1,145         (2,959)       1,522
          ---------------------------------------------------------------------------------------------------
          COMPREHENSIVE INCOME                           $ 10,613     $    3,503     $   33,733    $  27,973
          ---------------------------------------------------------------------------------------------------

         Other comprehensive income is reported net of taxes recoverable (payable) of $243 and ($617) for the three months and $1,594 and $(820) for the nine months ended September 30, 1999 and 1998, respectively.

4.       SEGMENT DISCLOSURES

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

                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30                     SEPTEMBER 30

                                             1999            1998              1999            1998
          ------------------------------------------------------------------------------------------

          Annuities                      $ 11,698        $  3,139         $ 38,094         $ 27,623

          Pensions                           (382)           (115)          (1,125)            (198)
          Life Insurance                     (251)           (666)            (277)            (974)

          ------------------------------------------------------------------------------------------
          NET INCOME (LOSS)              $ 11,065        $  2,358         $ 36,692         $ 26,451
          ------------------------------------------------------------------------------------------

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


CORPORATE STRUCTURE AND OVERVIEW

The Company is a wholly-owned subsidiary of Manulife-Wood Logan Holding Co., Inc. ("MWL"). MWL is 78.4% owned by The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA") and 21.6% owned by MRL Holding, LLC ("MRL"). ManUSA and MRL are indirectly wholly-owned subsidiaries of The Manufacturers Life Insurance Company, which in turn is a wholly-owned subsidiary of Manulife Financial Corporation. Manulife Financial Corporation and its subsidiaries are known collectively as "Manulife Financial".

Manulife Financial is a leading provider of financial protection products and investment management services to individuals, families, businesses and groups in selected international markets. Manulife Financial operates in 16 countries and territories worldwide, with more than 27,000 employees and agents. Funds under management by Manulife Financial were $96.7 billion (Cdn) as of December 31, 1998 with a consolidated surplus position of $6.0 billion (Cdn).

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

The Company, along with The Manufacturers Life Insurance Company, enjoys strong financial ratings that enhance its ability to attract new sales and retain assets. Distributors and consumers of variable and fixed annuity products have begun to utilize the relative financial strength ratings as a criteria in choosing an annuity carrier. The Company has received financial strength ratings of A++ (Superior) by A.M. Best, AA+ (Very Strong) by Standards and Poor's and Aa2 (Excellent) by Moody's Investor Services. The Company is rated AAA (Highest) by Duff & Phelps in terms of its ability to meet contractual obligations to policyholders.

Prior to 1998, the Company reported two segments, Annuities and Mutual Funds. The Mutual Fund segment consisted solely of NAF, a group of thirteen mutual funds. During 1997, the Company disposed of its Mutual Fund segment to an unrelated party. In 1998 and 1997, pursuant to a revised plan of operations for MNY, the Company entered the Pensions and the Life Insurance businesses in the State of New York. The Company now reports three segments: Annuities, Pensions, and Life Insurance. Two of the Company's segments, Pensions and Life Insurance, are in the development stage and the assets, revenues and operations of those segments are not material to the Company's September 30, 1999 financial position or results of operations. The remainder of this discussion will be limited to the Annuities segment except as noted.

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

REVIEW OF CONSOLIDATED OPERATING RESULTS AND CONSOLIDATED FINANCIAL CONDITION


REVIEW OF CONSOLIDATED OPERATING RESULTS


The discussion that follows compares results for the three months ended September 30, 1999 to the three months ended September 30, 1998.


The Company recorded net income of $11.1 million in 1999 versus net income of $2.4 million in 1998, an increase of $8.7 million or 369%. Revenues grew by 31% to $91.4 million as a result of growth in fee income earned on additional separate account assets, increasing advisory profits associated with additional assets in MIT, and investment income from higher general account assets. Separate account assets at September 30, 1999 compared to September 30, 1998 were higher by $3.3 billion or 32%. The asset growth is attributed to an increase in variable annuity sales, strong equity market performance, and favorable contract persistency. Total sales during the third quarter of 1999 were $941 million, an increase of 41% over the same quarter in 1998. Total fees, including advisory fees, generated by separate accounts and policyholder funds increased by $22.0 million or 33% in 1999.

The Company incurred total benefits and expenses in 1999 of $74.3 million, an increase of $8.3 million, or 13% compared to 1998. The additional expenses reflect an increase in non-capitalized acquisition expenses, increasing sub-advisory expenses associated with additional assets in MIT, and higher financing costs which were offset by a decrease in Deferred Acquisition Costs
(DAC) amortization. The amortization of DAC was reduced by $8.7 million during the third quarter of 1999 due primarily to improved investment performance of the Company's Separate Account Assets compared to the third quarter of 1998. It is this asset base against which fees are assessed. Higher projected fees due to the quarter's results compared to that of 1998 resulted in a reduced DAC amortization for the quarter. The Company paid an additional $4.2 million of sub-advisory expenses during the third quarter of 1999. The Company's commission financing loans increased by approximately $41.0 million over September 30, 1998 levels resulting in additional financing costs.


The discussion that follows compares results for the nine months ended September 30, 1999 to the nine months ended September 30, 1998.


The Company recorded net income of $36.7 million in 1999 versus net income of $26.5 million in 1998, an increase of $10.2 million or 39%. Revenues grew by 26% to $255.7 million as a result of growth in fee income earned on additional separate account assets, increasing advisory profits associated with additional assets in MIT, and investment income from higher general account assets. Separate account assets at September 30, 1999 compared to September 30, 1998 were higher by $3.3 billion or 32%. The asset growth is attributed to an increase in variable annuity sales, strong equity market performance, and favorable contract persistency. Total sales during the first nine months of 1999 were $2.4 billion, an increase of 33% over the same period in 1998. Total fees, including advisory fees, generated by separate accounts and policyholder funds increased by $53 million or 27% in 1999.

The Company incurred total benefits and expenses in 1999 of $198.8 million, an increase of $36.8 million, or 23% compared to 1998. The additional expenses reflect an increase in non-capitalized acquisition expenses, increasing sub-advisory expenses associated with additional assets in MIT, and higher financing costs. The amortization of DAC was reduced by $4.9 million during 1999 due primarily to improved investment performance of the Company's Separate Account Assets compared to same period in 1998. It is this asset base against which fees are assessed. Higher projected fees due to the quarter's results compared to that of 1998 resulted in a reduced DAC amortization for the quarter. The Company paid an additional $9.0 million of sub-advisory expenses during the first nine months of 1999. The Company's commission financing loans increased by approximately $41.0 million over September 30, 1998 levels resulting in additional financing costs. Offsetting this increase in financing costs were the effects of the Company's reinsurance treaties, which lowered the overall financing costs for the period.


CONSOLIDATED FINANCIAL POSITION

September 30, 1999 compared to December 31, 1998

Total assets increased from $13.5 billion at December 31, 1998 to $15.3 billion at September 30, 1999, an increase of $1.8 billion or 13%. Separate account assets increased by 12% over the first nine months of 1999 and represent 90% of total assets as the Company continues to focus on its variable option annuity products. The Company continues to own only investment grade fixed maturity investments to support its general account liabilities and shareholder's equity. The Company's DAC asset grew by 28% as the Company experienced increased annuity sales volumes during the first nine months of 1999. The Company deferred the related costs, net of current amortization, associated with those sales.

Total liabilities have increased proportionately with the growth in the related assets, primarily in the Company's separate accounts. During the first nine months of 1999, the Company borrowed an additional $41.0 million from The Manufacturers Life Insurance Company to support its sales volumes and related acquisition expenses.

The growth in retained earnings is primarily due to net income from operations of $36.7 million. The Company's shareholder's equity decreased by $3.0 million due to lower market values associated with invested assets at September 30, 1999.

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

Based on the Company's overall exposure to interest rate and equity price risks, the Company believes that changes in market rates would not materially affect the consolidated near-term financial position, results of operations or cashflows of the Company as of September 30, 1999. Refer to the Company's Annual Report on form 10-K for a more detailed discussion of market risks.


IMPACT OF YEAR 2000

The Company makes extensive use of information systems in the operations of its various businesses, including for the exchange of financial data and other information with customers, suppliers and other counterparties. The Company also uses software and information systems provided by third parties in its accounting, business and investment systems.

The Year 2000 risk, as it is commonly known, is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send premium billing notices, make claims payments or engage in other normal business activities.

The systems used by the Company have been assessed as part of a comprehensive written plan conducted by the Company's ultimate parent company, Manulife Financial Corporation, on behalf of all of its subsidiaries, to ensure that the computer systems and processes of all of the Manulife Financial companies, including the Company's, will continue to perform through the end of this century and in the next.

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

Management believes that the certification phase was completed for all the Company's critical IT and Non-IT systems as of June 30, 1999. Management believes that the Company's non-critical systems were Year 2000 compliant by the end of the first quarter 1999.

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

Manulife Financial estimates the total cost of its Year 2000 Project will be approximately $60.5 million,* of which $58.7 million* has been incurred through September 30, 1999. In addition, previously unbudgeted costs associated with the start up of a new joint venture in Japan in April 1999 are estimated to be $5.0 million,* of which approximately $3.2 million* was incurred through September 30, 1999. These previously unbudgeted costs will be shared by Manulife Financial and its joint venture partner. There can be no assurance that the actual costs incurred will not be materially higher than estimated. Manulife Financial's Year 2000 costs were $12.5 million* for the first nine months of 1999, including the total joint venture costs, and $26.4 million* for the first nine months of 1998. Most costs will be expensed as incurred; however, those costs attributed to the purchase of new software and hardware will generally be capitalized.

* All figures are shown in US dollars converted from Canadian dollars using the average exchange rate of 1.490 in effect September 30, 1999.

PART II - OTHER INFORMATION


Item 1  - Legal Proceedings

          No reportable events

Item 2  - Changes In Securities

          (a) and (b) No reportable events

          (c)

The Company currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). Manufacturers Securities Services, LLC, a majority owned subsidiary of the Company is the principal underwriter of the contracts and Wood Logan Associates, Inc., an affiliate of the Company, is the promotional agent. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the subaccounts in which the contract is invested. As of September 30, 1999, the total variable assets in the Venture Group Annuity was $[114,448,742].

Items 3 - Defaults Upon Senior Securities

No reportable events

Item 4 - Submission Of Matters To A Vote Of Security Holders

No reportable events

Item 5 - Other Information

No reportable events

Item 6A - Exhibits

(3) Exhibits (the Registrant is also referred to as the "Company")

--------------------------------------------------------------------------------
Exhibit No.         Description
--------------------------------------------------------------------------------
1(a)                Underwriting Agreement between the Company and Manufacturers
                    Securities Services, LLC, formerly NASL Financial Services,
                    Inc. (Underwriter) - Incorporated by reference to Exhibit
                    (b)(3)(i) to Form N-4, file number 33-76162, filed March 1,
                    1999.

1(b)i Promotional Agent Agreement between Manufacturers Securities Services, LLC, formerly NASL Financial Services, Inc. (Underwriter), the Company and Wood Logan Associates, Inc. (Promotional Agent) - Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4, file number 33-76162, filed April 29, 1997 on behalf of The Manufacturers Life Insurance Company of North America Separate Account A.

1(b)ii Amendment to Promotional Agent Agreement - Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4, file number 33-76162, filed February 25, 1988 on behalf of The Manufacturers Life Insurance Company of North America Separate Account A.

2                   Not Applicable

3(i)(a) Certificate of Incorporation of the Company - Incorporated by reference to Form 10Q, file number 812-06037, filed November 14, 1997 on behalf of The Manufacturers Life Insurance Company of North America.

3(i)(b) Certificate of Amendment of Certificate of Incorporation of the Company, Name Change, July 1984 - Incorporated by reference to Form 10Q, file number 812-06037, filed November 14, 1997 on behalf of The Manufacturers Life Insurance Company of North America.

3(i)(c) Certificate of Amendment of Certificate of Incorporation of the Company, Authorization of Capital, December 1994 - Incorporated by reference to Form 10Q, file number 812-06037, filed November 14, 1997 on behalf of The Manufacturers Life Insurance Company of North America.

3(i)(d) Certificate of Amendment of Certificate of Incorporation of the Company, Name Change, March 1997 - Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1, file number 333-6011, filed October 9, 1997 on behalf of The Manufacturers Life Insurance Company of North America.

3(i)(e) Certificate of Amendment of Certificate of Incorporation of the Company, Registered Agent, July 1997 - Incorporated by reference to Form 10Q, file number 812-06037, filed November 14, 1997 on behalf of The Manufacturers Life Insurance Company of North America.

3(ii) Amended and Restated By-Laws of the Company - Incorporated by reference to Form 10Q, file number 812-06037, filed November 14, 1997 on behalf of The Manufacturers Life Insurance Company of North America.

4(i) Form of Individual Single Payment Deferred Fixed Annuity Non-Participating Contract Incorporated by reference to
                    Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

4(ii) Form of Group Single Payment Deferred Fixed Annuity Non-Participating Contract - Incorporated by reference to
                    Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

4(iii) Individual Retirement Annuity Endorsement - Incorporated by reference to Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

4(iv) ERISA Tax-Sheltered Annuity Endorsement - Incorporated by reference to Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

4(v) Tax-Sheltered Annuity Endorsement - Incorporated by reference to Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

4(vi)               Section 401 Plans Endorsement - Incorporated by reference to
                    Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

5 Opinion and Consent of James D. Gallagher, Esq. - Incorporated by reference to Exhibit 5 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

6                   Not Applicable

7                   Not Applicable

8                   Not Applicable

9                   Not Applicable

10(i) Form of broker-dealer agreement between the Company, Manufacturers Securities Services, LLC, formerly NASL Financial Services, Inc. (underwriter), Wood Logan Associates, Inc. (Promotional Agent) and broker-dealers -Incorporated by reference to Exhibit (b)(3)(iii) to pre-effective amendment no. 1 to Form N-4, file number 33-9960, filed February 2, 1987 on behalf of the NASL Variable Account of the Company, now known as The Manufacturers Life Insurance Company of North America Separate Account A

(10)(ii) Reinsurance and Guaranteed Death Benefits Agreement between the Company and Connecticut General Life Insurance Company
                    - Incorporated by reference to Exhibit (b)(7)(i) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

(10)(iii) Reinsurance Agreement between the Company and PaineWebber Life Insurance Company - Incorporated by reference to Exhibit (b)(7)(iii) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

(10)(iv) Coinsurance Agreement between the Company and Peoples Security Life Insurance Company - Incorporated by reference to Exhibits (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

(10)(v) Reinsurance and Accounts Receivable Agreements between the Company and ITT Lyndon Life - Incorporated by reference to Exhibits (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

(10)(vi) Automatic Modified -Coinsurance Reinsurance Agreement between the Company and Transamerica Occidental Life Insurance Company - Incorporated by reference to Exhibits
                    (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

(10)(vii) Automatic Yearly Renewable Term Reinsurance Agreement between the Company and Transamerica Occidental Life Insurance Company - Incorporated by reference to Exhibits
                    (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

(10)(viii) Amendment No. 1 to the Variable Annuity Guaranteed Death Benefit Reinsurance Agreement between the Company and Connecticut General Life Insurance Company - Incorporated by reference to Exhibits (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

(10)(ix) Coinsurance Agreement between the Company and The Manufacturers Life Insurance Company (USA) Incorporated by reference to Form 10K, file number 812-06037, filed March 31, 1998 on behalf of The Manufacturers Life Insurance Company of North America

11                  Not Applicable

12                  Not Applicable

13                  Not Applicable

14                  Not Applicable

15                  Not Applicable

16                  Not Applicable

17                  Not Applicable

18                  Not Applicable

19                  Not Applicable

20                  Not Applicable

21                  The Company has the following wholly owned subsidiaries:
                    Manufacturers Securities Services, LLC and The Manufacturers Life Insurance Company of New York

22                  Not Applicable

23(i)               Not Applicable

23(ii)              Not Applicable

24 (i) Power of Attorney - John D. Richardson, Director and Chairman of the Company - Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4, file number 33-76162, filed April 29, 1997 on behalf of The Manufacturers Life Insurance Company of North America Separate Account A.

24(ii) Power of Attorney - David W. Libbey, Principal Financial Officer of the Company - Incorporated by reference to Form 10Q, file number 812-06037, filed November 14, 1997 on behalf of The Manufacturers Life Insurance Company of North America.

24(iii)             Power of Attorney - Peter Hutchison, Director of the Company
                    - Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4, file number 33-76162, filed February 25, 1988 on behalf of The Manufacturers Life Insurance Company of North America Separate Account A.

24(iv) Power of Attorney - John D. DesPrez III - Incorporated by reference to Exhibit (14)(iv) to post-effective amendment no. 1 to Form N-4, file number 333-38081 filed April 19, 1999.

25                  Not Applicable

26                  Not Applicable

27                  Financial Data Schedule - Filed herein.

28                  Not Applicable



ITEM 6B - REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
(Registrant)



By: /s/ DAVID W. LIBBEY
   ---------------------------------------
    David W. Libbey
    Vice President, Treasurer and Chief Financial Officer
    (Principal Financial Officer and Duly Authorized Officer)


Date: November 15, 1999

                                  EXHIBIT INDEX


Exhibit No.       Description
----------        -----------

27                Financial data schedule for quarter ended September 30, 1999