Form 10-K
period 1999-12-31
MANUFACTURERS LIFE INSURANCE CO OF NORTH AMERICA
filed 2000-03-30
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                               ------------------

                                    FORM 10-K

                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                               500 Boylston Street
                                    Suite 400
                           Boston, Massachusetts 02116
                    (Address of principal executive offices)

                                 (617) 663-3000
              (Registrant's telephone number, including area code)

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

           X  Yes                              No
          ---                              ---
No shares of voting stock are held by nonaffiliates of the Registrant.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of December 31, 1999 was 2,600.

                                     PART 1

Item 1 -- Business

Description of Company, Reportable Segments and Products

The Registrant, The Manufacturers Life Insurance Company of North America ("MNA"), (which includes two subsidiaries, The Manufacturers Life Insurance Company of New York ("MNY") and Manufacturers Securities Services, LLC ("MSS"), hereinafter with MNA referred to collectively as the "Company"), is a stock life insurance company organized under the laws of Delaware in 1979. MNA's principal office is located at 500 Boylston Street, Suite 400, Boston, Massachusetts 02116. MNA is a wholly-owned subsidiary of Manulife-Wood Logan Holding Co., Inc. ("MWLH"). MWLH is an indirect wholly-owned subsidiary of The Manufacturers Life Insurance Company ("MLI"); prior to June 1, 1999, MLI indirectly owned 85% of MWLH, and minority shareholders associated with MWLH owned the remaining 15%. MLI is a wholly-owned subsidiary of Manulife Financial Corporation ("MFC"), a publicly traded company, based in Toronto, Canada. MFC and its subsidiaries are known collectively as "Manulife Financial."

MNY is a stock life insurance company organized under the laws of New York in 1992. MNY is licensed to conduct business in the State of New York. MSS, a Delaware limited liability company that MNA controls, is a broker-dealer registered under the Securities Exchange Act of 1934 and a member of the National Association of Securities Dealers, Inc. MSS acts as investment adviser to the Manufacturers Investment Trust ("MIT"), a no-load, open-end management investment company organized as a Massachusetts business trust and as principal underwriter of the Company's variable annuity and life insurance contracts. MSS has entered into a non-exclusive promotional agent agreement with Manulife-Wood Logan Co., Inc. (formerly Wood Logan Associates, Inc. and hereinafter referred to as "MWL"). MSS is the successor to NASL Financial Services, Inc. ("NASL Financial"), a broker dealer that conducted operations until September 30, 1997, when it was reorganized into MSS. Prior to October 1, 1997, NASL Financial also acted as investment adviser to North American Funds ("NAF"), a no-load, open-end management investment company organized as a Massachusetts business trust.

In 1999, the Company's ultimate parent, MFC, became a publicly traded company. Part of MFC's external reporting includes a discussion of its operations presented separately for wealth management and insurance. For 1999, the Company has realigned its definition of its operations to match those of MFC. The Company's operations are now classified as either wealth management or insurance in comparison to the 1998 classification of annuities, pensions and insurance. Through its wealth management operations, the Company offers wealth management products and services in the form of individual and group annuities as well as 401(k) pension products. Through its insurance operations, the Company offers traditional life insurance products. The Company's reportable operations have been determined based on differences in product features and distribution, and are consistent with the Company's management structure.

MNA is licensed to sell fixed and variable annuities, traditional life and variable life insurance (discontinued sales on July 1, 1998), in all states except New Hampshire and New York. MNY is licensed to sell fixed and variable annuities, pension products and traditional life insurance in New York only. Amounts invested in the fixed portion of the Company's contracts are allocated to the general accounts of the Company or, in the case of the market value adjusted annuity contract, to non-insulated separate accounts of the Company. Amounts invested in the variable portion of the contracts are allocated to separate accounts of the Company, each sub-account of which invests in shares of one of the portfolios of MIT or in open-end management investment companies offered and managed by unaffiliated third parties. As a result, the variable annuity and life products provide returns based upon the returns of the underlying mutual funds. Those returns will fluctuate based on market performance and are not guaranteed.

During 1997, the Company sold its mutual fund business which consisted solely of NAF, a group of thirteen mutual funds, to an unrelated party. In 1997 and 1998, pursuant to an expanded plan of operations for MNY, the Company began selling insurance products and pension products in the State of New York.

The remainder of Item 1 will focus solely on the wealth management operations of the Company due to the limited assets and revenues associated with the Company's insurance operations which are in a developmental stage.

Wealth Management Operations:

Annuities provide insurance protection against the risk of outliving an individual's income during his or her lifetime. Annuities also provide tax-deferred savings during the accumulation savings phase and tax-favored retirement income during the income phase. The Company's variable annuity sales occur via its Venture annuity series: Venture(R), Venture Vision(R) and Venture Vantage(R). All three variable annuities offer multiple variable investment options and one or more fixed investment options as well as competitive minimum death benefit guarantees. In addition to the variable investment options, the Venture series products offer multiple fixed investment options that guarantee the interest rate return for the stated guaranteed duration. However, certain of the Venture products impose a market value charge for premature withdrawals or transfers prior to the end of the guaranteed duration. All Venture products impose an annual asset based fee on amounts held in variable investment options and certain of those products contain a graded contingent deferred sales charge. In addition to the variable Venture series, the Company also sells the Venture Market Value-Adjusted Annuity which offers only fixed investment options and imposes a market value adjustment upon surrender.

Under current law, returns credited on annuities and life insurance policies during the accumulation phase (the period during which interest is credited and annuity payments have not yet begun) are generally not subject to federal or state income tax. Proceeds payable on death from a life insurance policy may also be free from such taxes. At maturity or payment date of an annuity policy, the policyholder is entitled to receive the original deposit plus accumulated returns. The policyholder may elect to take this amount in either a lump sum or receive a series of payments over a stated period of time. The untaxed return component of such payments is taxed at the time of receipt as ordinary income.

The Company began to sell pension products in 1998. No significant revenues were generated from the sales of these products in either 1998 or 1999.


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

The Venture annuity series offers a variety of investment options, death benefit options, administrative features and customer services that enhance both sales and asset retention. The variable investment options offered by the Company employ a multi-manager approach through the use of subadvisers to the underlying mutual funds. Currently sixteen investment management firms provide investment management expertise to the forty-one variable investment options, including five Lifestyle portfolios which are "funds of funds". The Lifestyle investment options strategically allocate deposits over various investment disciplines with the goal of matching return to the risk profile of the policyholder. The ability to provide superior investment returns under the variable options is essential to the retention of assets.

Policyholders are permitted to withdraw all or part of their account value at any time subject to possible contingent deferred sales charges and/or market value charges. Such premature terminations result in a loss of the Company's anticipated future earnings related to the annuity deposit and accelerated recognition of expenses related to policy acquisition, principally commissions, which are otherwise deferred and amortized over the life of the policy. Contingent deferred sales charges (dependent upon the policy) are designed to compensate the Company for the accelerated recognition of policy acquisition costs. The contingent deferred sales charge acts as a deterrent against policyholders surrendering their policies prematurely. Generally, contingent deferred sales charges do not apply to withdrawals up to the higher of 10% of payments or accumulated earnings. Market value charges are imposed to offset the cost of selling depressed asset values in increasing interest rate environments.

The Venture, Venture Vision and Venture Vantage annuities provide minimum death benefits to policyholders. For issue ages 80 and younger Venture guarantees the greater of deposits or a locking of any investment gains on a yearly basis up to attained age 80. Venture Vision provides a minimum death benefit equal to deposits indexed at 5% per annum up to a maximum of twice the original deposit for issues up to age 80. Venture Vantage provides a minimum death benefit equal to the larger of deposits or the contract value on the ninth contract anniversary. The minimum death benefits are designed to provide long-term value to policyholders and to facilitate asset retention.


The Company, along with MLI, enjoys strong financial ratings that enhance its ability to attract new sales and retain assets. Distributors and consumers of variable and fixed annuity products utilize the relative financial strength ratings as a criteria in choosing an annuity carrier. The Company is rated A++ (Superior) by A.M. Best, AA+ (Very Strong) by Standard and Poor's ("S&P") and Aa2 (Excellent) by Moody's as to the relative financial strength of the Company. The Company is rated AAA (Highest) by Duff & Phelps in terms of the Company's ability to meet its contractual obligations to its policyholders.

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

Marketing and Distribution

The variable annuity market in the United States is relatively young and has realized significant growth in the past few years. According to the Total Reference survey conducted by Variable Annuity Research and Data Services, sales grew 21% in 1999 over 1998 with total 1999 sales of $120.8 billion. The Company, with 1999 total sales of $3.5 billion captured market share of 2.87%, ranking it 13th for variable annuity products issued in the United States. All sales and marketing activities are conducted through MWL which employs a team of wholesalers soliciting broker-dealer firms across the United States. The Company's annuity sales are distributed through four different channels including wirehouses, regional brokerage firms, financial planners, and banks.

Regulation

MNA is subject to the laws of the state of Delaware governing insurance companies and to the regulation of the Delaware Insurance Department. MNY is subject to the laws and regulation of the State of New York. In addition, the Company is subject to regulation under the insurance laws of other jurisdictions in which the Company operates. Regulation by each insurance department includes periodic examination of the Company's operations, including contract liabilities and reserves. Regulation by supervisory agencies includes licensing to transact business, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulation of the type and amounts of investments permitted. The Company's books and accounts are subject to review by each insurance department and other supervisory agencies at all times, and the Company files annual statements with these agencies. A full examination of the MNA's operations is conducted periodically by the Delaware insurance department (The New York Insurance Department for MNY.)

Several insurers affiliated with the Company, The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA") and The Manufacturers Life Insurance Company of America ("ManAmerica"), are domiciled in Michigan and therefore subject to Michigan regulation. Consequently, the Michigan Insurance Bureau has jurisdiction in applying its laws and regulations to transactions which may occur between the Company and ManUSA. Under Michigan holding company laws and other laws and regulations, intercompany transactions, transfers of assets and dividend payments may be subject to prior notification or approval depending upon the size of such transfers and payments in relation to the financial positions of the companies. Transactions between the Company and MWL are primarily regulated by Delaware but may also be subject to Michigan regulation if the transaction involves ManUSA or ManAmerica.

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

Forward-looking Statements

Certain information included herein is forward-looking with respect to the Company, including its business operations and strategy and financial performance and condition. These statements generally can be identified by the use of forward-looking words such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe" or "continue" or the negative thereof or similar variations. Although management believes that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties and actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations include among other things, general economic and market factors, including interest rates, business competition and changes in government regulations or in tax laws.


Item 2 -- Properties

The Registrant owns no property.

Item 3. Legal Proceedings

Nothing to report.

Item 4 -- Submission of Matters to a Vote of Security Holders

Nothing to report.

                                     PART II

Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters

MWLH is the sole record holder of the MNA's shares. Therefore, there is no public trading market for MNA's common stock. MNA has declared no cash dividends on its common stock at any time during the two most recent fiscal years.

MNA currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). MSS is the principal underwriter of the contracts and MWL is the promotional agent. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the sub-accounts in which the contract is vested. As of December 31, 1999, the total variable assets in the Venture Group Annuity was $112,098,563.


Item 6 -- Selected Financial Data


                                                        For the Years Ended December 31
                                       ----------------------------------------------------------------------
                                           1999          1998            1997           1996          1995
                                           ----          ----            ----           ----          ----
                                                                  (in thousands)
Under Accounting Principles Generally
Accepted in the United States:

Total Revenues                         $   353,523   $   274,216     $   202,751     $  147,772    $  143,896

Net Income                                  59,852        44,420          33,233         15,735        11,032

Total Separate Account Assets           16,022,215    12,188,420       9,529,160      6,820,599     5,131,536

Total Assets                            17,726,298    13,496,414      10,633,763      7,811,370     6,244,352

Shareholder's Equity                       337,243       254,030         208,726        127,070        95,256


Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements.

The Company's primary source of earnings is from the sale of individual annuity products within its wealth management operations. As such, the remainder of this discussion will be limited to the results of operations from the sale of these products except as noted. Earnings from the sale of individual annuity products are comprised of fees assessed against policyholder account balances included in the Company's separate accounts including: mortality and expense risks charges, surrender charges and an annual administrative charge. In addition, a spread is earned between the advisory fees charged to manage the separate account assets invested in MIT and the subadvisory fees paid to external managers of those assets. A key factor in the Company's profitability is sustained growth in the underlying assets through market performance coupled with the ability to acquire and retain variable annuity and life deposits.


REVIEW OF CONSOLIDATED OPERATING RESULTS

1999 Compared to 1998

The Company recorded net income from continuing operations of $59.9 million in 1999 versus $43.8 million in 1998, an increase of $16.1 million or 37%. The increase was primarily a result of fee income earned on additional separate account assets and higher advisory fees earned during 1999 associated with the assets held in MIT. Separate account assets and total assets grew by 31% during 1999. This growth is attributed to record sales of $3.5 billion for 1999 compared to 1998 sales of $2.4 billion and strong equity market performance during 1999. Total fees, including advisory fees, generated by separate accounts and policyholder funds increased by $79.6 million or 30% in 1999.

The Company incurred total benefits and expenses in 1999 of $261.0 million, an increase of $54.5 million, or 26% compared to 1998. The additional expenses primarily reflect an increase in non-capitalized acquisition expenses, increasing sub-advisory expenses associated with additional assets in MIT, and higher financing costs which were offset by a decrease in Deferred Acquisition Costs (DAC) amortization. The amortization of DAC was reduced by $8.9 million during 1999 due primarily to improved investment performance of the Company's Separate Account Assets compared to 1998. It is this asset base against which fees are assessed. Higher projected fees due to improved annual investment results compared to 1998 resulted in reduced DAC amortization for the year. The Company paid an additional $14.4 million of sub-advisory expenses during 1999 due to the higher asset base. The Company's commission financing loans increased by approximately $70.1 million over December 31, 1998 levels resulting in additional financing costs.

1998 Compared to 1997

The Company recorded net income from continuing operations of $43.8 million in 1998 versus $27.4 million in 1997, an increase of $16.4 million or 60%. The increase was primarily a result of fee income earned on additional separate account assets. Separate account assets grew by 28% while total assets increased by 27% during 1998. This growth is attributed to record sales of $2.4 billion for 1998 compared to 1997 sales of $2.2 billion, strong equity market performance during 1998 and favorable contract persistency. Total fees, including advisory fees, generated by separate accounts and policyholder funds increased by $67.0 million or 34% in 1998. Net investment income grew by $4.3 million or 54% due to additional fixed account sales. In addition, the Company recognized additional net investment income for the full year of 1998 associated with the $47.7 million capital infusion received in the fourth quarter of 1997 to support expanded operations in New York.

The Company incurred total benefits and expenses in 1998 of $206.5 million, an increase of $46.2 million, or 29% compared to 1997. The additional expenses reflect an increase in non-capitalized acquisition expenses, increasing sub-advisory expenses associated with additional assets in MIT, higher financing costs, an increase in DAC amortization and additional start-up expenses associated with expanding the Company's operations in New York. The amortization of DAC was increased by $12.9 million during 1998 due primarily to lower investment returns associated with the Company's Separate Account Assets compared to 1997. It is this asset base against which fees are assessed. Lower projected fees due to the yearly results compared to that of 1997 resulted in an increased DAC amortization for the year. The Company paid an additional $12.3 million of sub-advisory expenses during 1999. The Company's commission financing loans increased by approximately $57.5 million over December 31, 1997 levels resulting in additional financing costs.

The discontinued mutual fund operation, under the terms of the sale agreement concluded in 1997, received a contingent payment of $1.0 million on October 1, 1998. After taxes and an adjustment to the final sales price, an additional $0.6 million gain on sale was recorded in 1998 compared to net income of $5.8 million, including a $5.9 million gain on sale, in 1997.


FINANCIAL POSITION

1999 Compared to 1998

Total assets increased from $13.5 billion at December 31, 1998 to $17.7 billion at December 31, 1999, an increase of $4.2 billion or 31%. Separate account assets increased by 31% in 1999 compared to 1998 and represent 90% of total assets as the Company continues to focus on its variable option annuity products. The Company continues to own high quality investment grade fixed maturity investments to support its general account liabilities and shareholder's equity. The Company's DAC asset grew by 46% as the Company experienced record sales volumes during 1999 and deferred the related costs, net of current amortization, associated with those sales. Due from reinsurers increased $155.9 million as a result of higher fixed deferred account values related to dollar cost averaging promotions offered to policyholders.

Total liabilities increased proportionately with the growth in the related assets during 1999, primarily in the Company's separate accounts. During 1999, the Company borrowed an additional $70.1 million from MLI to support its record sales volumes and related acquisition expenses. Amount payable to reinsurers increased by $152.7 million primarily as a result of higher fixed annuity deposits and increased account values associated with the policies reinsured under a fixed annuity coinsurance agreement.

The growth in retained earnings is primarily due to net income from operations of $59.9 million. In addition, accumulated other comprehensive income decreased $4.7 million due to the lower market value of invested assets at December 31, 1999. The Company received a capital contribution of $28.1 million from MWLH during December 1999 to support the Company's surplus position for NAIC Statutory purposes which incurs a surplus drain as the Company increases its sales volumes.

1998 Compared to 1997

Total assets increased from $10.6 billion at December 31, 1997 to $13.5 billion at December 31, 1998, an increase of $2.9 billion or 27%. Separate account assets increased by 28% in 1998 compared to 1997 and represent 90% of total assets as the Company continues to focus on its variable option insurance products. The Company continues to own high quality investment grade fixed maturity investments to support its general account liabilities and shareholder's equity. The Company's DAC asset grew by 23% as the Company experienced record sales volumes during 1998 and deferred the related costs, net of current amortization, associated with those sales. Due from reinsurers increased $88.0 million as a result of higher fixed deferred account values related to dollar cost averaging promotions offered to policyholders in 1998.

Total liabilities increased proportionately with the growth in the related assets during 1998, primarily in the Company's separate accounts. During 1998, the Company borrowed an additional $57.5 million from MLI to support its record sales volumes and related acquisition expenses. Amount payable to reinsurers increased by $81.0 million primarily as a result of higher fixed annuity deposits and increased account values associated with the policies reinsured under a fixed annuity coinsurance agreement.

The growth in retained earnings is due to net income from operations of $44.4 million. In addition, accumulated other comprehensive income increased $0.9 million due to the higher market value of invested assets at December 31, 1998.

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

The general account liabilities consist of policyholder funds whose liquidity requirements have not fluctuated significantly from one year to the next. Policyholder transactions related to separate accounts do not materially impact the cash flow of the Company.

The substantial increase in the Company's sales since 1993 has resulted in the Company requiring cash financing to support this growth. The Company must invest all of its variable option deposits in the separate accounts while paying commissions and acquisition expenses related to these deposits and other sales from its general account. Prior to 1995, the Company used capital and general account assets to fund these costs. Since 1995, the Company's fixed account acquisition expenses are largely funded through a fixed account reinsurance agreement. Starting in 1996, substantially all variable account acquisition costs are financed through borrowing from MLI and internally generated cash flows.

The Company maintains a prudent amount invested in cash and short term investments. At the end of 1999, this amounted to $69.1 million or 30% of total investments compared to $ 44.4 million in 1998 or 21%. In addition, the Company's liquidity is managed by maintaining an easily marketable portfolio of fixed maturity securities. Because of the Company's expanding business, acquisition costs will not only result in losses from operations, but will also create a cash flow strain. The Company on an annual basis forecasts its capital and financing requirements to support its operations. The Company looks to MLI for the necessary capital or financing to support the Company's growth.

The Company's net cash flows from operating activities were ($94.7) million, ($18.7) million and ($38.8) million for the years ended December 31, 1999, 1998 and 1997, respectively. The negative cash flows from operations are primarily related to increased commissions and acquisition expenses associated with increasing sales volumes. Offsetting these items each year are increases in total fees, including net advisory fees, generated by separate accounts and policyholder funds.

The Company's net cash flows from investing activities were ($13.5) million, ($33.3) million and ($39.1) million for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in cash flows for 1999 and 1998 resulted primarily from fixed maturity securities maturing or sold offset by purchases of fixed maturity securities to meet the Company's cash flow needs. The negative cash flows in 1997 were primarily attributable to the purchases of fixed maturity securities associated with a capital infusion of $47.7 million and were partially offset by the disposal of the mutual fund operation in 1997 along with the disposal of foreclosed real estate.

The Company's net cash flows from financing activities were $125.7 million, $55.1 million, and $73.2 million, for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in net cash flows for all three years is primarily related to additional borrowings from MLI to support the Company's growth. Net deposits to policyholder funds for 1999, 1998 and 1997 and capital contributions in 1999 and 1997 also contributed additional cash to the Company. Offsetting the cash flows for all three years were reinsurance costs.

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

The Company's policy is to maintain capital and surplus balances well in excess of the minimums required under government regulations in all jurisdictions in which the Company does business. At December 31, 1999 the Company's capital and surplus balances exceeded all such required minimums.

IMPACT OF YEAR 2000

The year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The systems used by the Company have been assessed as part of a comprehensive written plan conducted by Manulife Financial Corporation (collectively with its subsidiaries "Manulife Financial"), to ensure that computer systems and processes of Manulife Financial and its subsidiaries, including the Company, are year 2000 compliant. Although the change in date has occurred and management believes that its systems are year 2000 compliant, it is not possible to conclude that all aspects of the year 2000 issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

Manulife Financial estimates the total cost of its year 2000 project will be approximately $60.5 million*, of which $59.9 million* has been incurred through December 31, 1999. In addition, previously unbudgeted costs associated with the start up of a new joint venture in Japan in April 1999 are estimated to be $4.1 million*, of which approximately $3.8 million* was incurred through December 31, 1999. These previously unbudgeted costs have been shared by Manulife Financial and its joint venture partner. Actual costs incurred for the year 2000 project are not expected to be materially higher than estimated. Manulife Financial's year 2000 costs were $10.6 million* for 1999, excluding the total joint venture costs, and $34.7 million* for 1998.

* All figures are shown in US dollars converted from Canadian dollars using the average exchange rate of 1.49 in effect for the year ended December 31, 1999.


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. The primary market risk exposure for the Company is the impact of lower than expected equity market performance on its asset-related fee revenue. The Company also has certain exposures to changes in interest rates.

Equity Risk

The Company earns asset based fees based on the asset levels invested in the separate accounts. As a result, the Company is subject to the effect changes in equity market levels will have on the amounts invested in the separate accounts. The Company estimates that the effect of a 10% decline in equity fair values related to in force separate account contracts at December 31, 1999, if the decline existed throughout 2000, would adversely affect the Company's asset based fees for 2000 by $31 million.

Interest Rate Risk

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the issuance of certain interest sensitive annuity products and the investing of those proceeds in fixed rate investments. The Company manages its interest rate risk through an asset/liability management program. The Company has established a target portfolio mix which takes into account the risk attributes of the liabilities supported by the assets, expectations of market performance, and a conservative investment philosophy. Preservation of capital and maintenance of income flows are key objectives of this program. In addition, the Company has diversified its product portfolio offerings to include products that contain features that will protect it against fluctuations in interest rates. Those features include adjustable crediting rates, policy surrender charges, and market value adjustments on liquidations.

Based upon the Company's investment strategy, asset-liability management process, and the durations of its assets and liabilities at December 31, 1999, management estimates that a 100 basis point immediate, parallel increase in interest rates for the entire year of 2000 would decrease the fair value of its general account assets by approximately $2.3 million. There would be no effect on the fair value of the Company's liabilities because of the features inherent in the Company's products.

Item 8 - Financial Statements and Supplementary Data

The Report of Independent Auditors and the Company's consolidated financial statements attached hereto are incorporated herein. See following page.

                       FINANCIAL STATEMENTS AND SCHEDULES
                        THE MANUFACTURERS LIFE INSURANCE
                            COMPANY OF NORTH AMERICA

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                       WITH REPORT OF INDEPENDENT AUDITORS

                                    CONTENTS



Report of Independent Auditors...................................................................14
Audited Consolidated Financial Statements
     Consolidated Balance Sheets.................................................................15
     Consolidated Statements of Income...........................................................16
     Consolidated Statements of Changes in Shareholder's Equity..................................17
     Consolidated Statements of Cash Flows.......................................................18
Notes to Consolidated Financial Statements.......................................................19

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholder
The Manufacturers Life Insurance Company of North America


We have audited the accompanying consolidated balance sheets of The Manufacturers Life Insurance Company of North America, (the Company), as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Manufacturers Life Insurance Company of North America at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when consolidated in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Boston, Massachusetts
February 28, 2000                                              Ernst & Young LLP

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED BALANCE SHEETS


As at December 31
ASSETS  ($ thousands)                                                                  1999                   1998
--------------------------------------------------------------------------------------------------------------------
INVESTMENTS:
Fixed-maturity securities  available-for-sale,  at fair value (note 3)        $     152,922           $    157,743
(amortized cost:  1999 $156,382; 1998 $152,969)
Short-term investments                                                               41,311                 34,074
Policy loans                                                                          7,049                  5,175
--------------------------------------------------------------------------------------------------------------------
Total investments                                                             $     201,282           $    196,992
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                     $      27,790           $     10,320
Accrued investment income                                                             2,630                  3,132
Deferred acquisition costs (note 5)                                                 655,294                449,332
Other assets                                                                         19,341                  6,360
Due from reinsurers                                                                 797,746                641,858
Separate account assets                                                          16,022,215             12,188,420
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $  17,726,298           $ 13,496,414
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDER'S EQUITY ($ thousands)
--------------------------------------------------------------------------------------------------------------------
LIABILITIES:
Policyholder liabilities and accruals                                         $     139,764           $    102,252
Payable to affiliates                                                                10,267                  4,388
Notes payable to affiliates (note 10)                                               311,100                241,000
Deferred income taxes (note 6)                                                       46,533                 23,777
Other liabilities                                                                    50,577                 26,655
Due to reinsurers                                                                   808,599                655,892
Separate account liabilities                                                     16,022,215             12,188,420
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                             $  17,389,055           $ 13,242,384
--------------------------------------------------------------------------------------------------------------------
SHAREHOLDER'S EQUITY:
Common stock (note 8)                                                         $       2,600           $      2,600
Additional paid-in capital (note 8)                                                 207,102                179,053
Retained earnings                                                                   130,145                 70,293
Accumulated other comprehensive (loss) income                                        (2,604)                 2,084
--------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDER'S EQUITY                                                    $     337,243           $    254,030
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                    $  17,726,298           $ 13,496,414
--------------------------------------------------------------------------------------------------------------------

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENTS OF INCOME


FOR THE YEARS ENDED DECEMBER 31
 ($ thousands)                                                           1999                 1998              1997
--------------------------------------------------------------- ----------------- ------------------- ----------------
REVENUES:
     Fees from separate accounts and policyholder funds           $   218,231            $ 166,498        $  126,636
     Advisory fees and other distribution revenues                    122,662               94,821            67,678
     Premiums                                                             175                    -                 -
     Net investment income (note 3)                                    12,721               12,178             7,906
     Net realized investment (losses) gains (note 3)                     (266)                 719               531
--------------------------------------------------------------- ----------------- ------------------- ----------------
TOTAL REVENUE                                                     $   353,523            $ 274,216        $  202,751
--------------------------------------------------------------- ----------------- ------------------- ----------------

BENEFITS AND EXPENSES:
     Policyholder benefits and claims                             $     6,735            $   4,885        $    4,986
     Amortization of deferred acquisition costs (note 5)               44,554               53,499            40,649
     Other insurance expenses (note 11)                               192,834              135,624           100,385
     Financing costs                                                   16,842               12,497            14,268
--------------------------------------------------------------- ----------------- ------------------- ----------------
TOTAL BENEFITS AND EXPENSES                                       $   260,965            $ 206,505        $  160,288
--------------------------------------------------------------- ----------------- ------------------- ----------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES             $    92,558            $  67,711        $   42,463
--------------------------------------------------------------- ----------------- ------------------- ----------------
--------------------------------------------------------------- ----------------- ------------------- ----------------
INCOME TAX EXPENSE (NOTE 6)                                       $    32,706            $  23,873        $   15,044
--------------------------------------------------------------- ----------------- ------------------- ----------------
--------------------------------------------------------------- ----------------- ------------------- ----------------
NET INCOME FROM CONTINUING OPERATIONS                             $    59,852            $  43,838        $   27,419
--------------------------------------------------------------- ----------------- ------------------- ----------------
Discontinued operations (note 15):
     Loss from operations, net of tax                             $         -            $       -        $     (141)
     Gain on disposal, net of tax                                 $         -            $     582        $    5,955
--------------------------------------------------------------- ----------------- ------------------- ----------------
NET INCOME                                                        $    59,852            $  44,420        $   33,233
--------------------------------------------------------------- ----------------- ------------------- ----------------

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY


                                                                                        ACCUMULATED
                                                                          RETAINED         OTHER          TOTAL
                                             COMMON       ADDITIONAL      EARNINGS     COMPREHENSIVE  SHAREHOLDER'S
  ($thousands)                                STOCK    PAID-IN CAPITAL    (DEFICIT)    (LOSS) INCOME     EQUITY
  -------------------------------------------------------------------------------------------------------------------

  Balance at January 1, 1997                  $2,600        $131,322       $(7,360)      $    509       $  127,071
  Capital contribution (note 8)                    -          47,731             -              -           47,731
  Comprehensive income (note 4)                    -               -        33,233            691           33,924
  -------------------------------------------------------------------------------------------------------------------
  BALANCE, DECEMBER 31, 1997                  $2,600        $179,053       $25,873       $  1,200       $  208,726
  Comprehensive income (note 4)                    -               -        44,420            884           45,304
  -------------------------------------------------------------------------------------------------------------------
  BALANCE, DECEMBER 31, 1998                  $2,600        $179,053       $70,293       $  2,084       $  254,030
  Capital contribution (note 8)                    -          28,049             -              -           28,049
  Comprehensive income (loss) (note 4)             -               -        59,852         (4,688)          55,164
  -------------------------------------------------------------------------------------------------------------------
  BALANCE, DECEMBER 31, 1999                  $2,600        $207,102       $130,145      $ (2,604)      $  337,243
  -------------------------------------------------------------------------------------------------------------------

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31
($ thousands)                                                                          1999        1998          1997

---------------------------------------------------------------------------- --------------  ----------   -----------
OPERATING ACTIVITIES:
Net income                                                                     $     59,852    $ 44,420     $  33,233
Adjustments  to  reconcile  net  income  to  net  cash  used  in  operating activities:
     Amortization of bond discount and premium                                          747         685           401
     Benefits to policyholders                                                        6,735       4,885         4,986
     Provision for deferred income tax                                               24,269       6,872        15,767
     Net realized investment losses (gains)                                             266       (719)         (531)
     Amortization of deferred acquisition costs                                      44,554      53,499        40,649
     Amortization  of deferred  acquisition  costs included in discontinued               -           -         1,707
       operations
     Policy acquisition costs deferred                                             (248,483)   (138,527)     (123,965)
     Gain on disposal of discontinued operations                                         -            -        (9,394)
     Changes in assets and liabilities:
         Accrued investment income                                                      502       (491)          (835)
         Other assets                                                              (12,981)       3,266        (1,396)
         Receivable from affiliates                                                       -       4,605        (4,605)
         Payable to affiliates                                                        5,879       4,644        (1,462)
         Other liabilities                                                           23,922      (1,882)        6,642
---------------------------------------------------------------------------- --------------  ----------   -----------
Net cash used in operating activities                                          $    (94,738)   $(18,743)     $(38,803)
---------------------------------------------------------------------------- --------------  ----------   -----------
INVESTING ACTIVITIES:
Fixed-maturity securities sold, matured or repaid                              $     95,139    $ 37,694     $  74,626
Fixed-maturity securities purchased                                                 (99,565)    (50,056)     (118,765)
Equity securities sold                                                                    -           -             1
Equity securities purchased                                                               -           -          (250)
Foreclosed real estate sold                                                               -           -          2,268
Disposal of discontinued operations                                                       -           -         16,338
Net change in short-term investments                                                 (7,237)    (19,082)      (10,697)
Policy loans advanced, net                                                           (1,874)     (1,899)       (2,639)
---------------------------------------------------------------------------- --------------  ----------   -----------
Cash used in investing activities                                              $    (13,537)   $(33,343)    $ (39,118)
---------------------------------------------------------------------------- --------------  ----------   -----------
FINANCING ACTIVITIES:
Net reinsurance consideration                                                  $     (3,181)   $ (7,014)    $  (5,443)
Deposits to policyholder funds                                                       50,351      15,551        20,607
Return of policyholder funds                                                        (19,574)    (10,934)      (15,462)
Increase in notes payable to affiliates                                              70,100      57,464        25,754
Capital contribution by Parent                                                       28,049           -        47,731
---------------------------------------------------------------------------- --------------  ----------   -----------
Cash provided by financing activities                                          $    125,745    $ 55,067     $  73,187
---------------------------------------------------------------------------- --------------  ----------   -----------
CASH AND CASH EQUIVALENTS:
Increase (decrease) during the year                                                  17,470       2,981        (4,734)
Balance, beginning of year                                                           10,320       7,339        12,073
---------------------------------------------------------------------------- --------------  ----------   -----------
BALANCE, END OF YEAR                                                           $     27,790    $ 10,320     $   7,339
---------------------------------------------------------------------------- --------------  ----------   -----------

See accompanying notes.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                            (IN THOUSANDS OF DOLLARS)

1.       ORGANIZATION

         The Manufacturers Life Insurance Company of North America (hereinafter referred to as "MNA"), is a wholly-owned subsidiary of Manulife-Wood Logan Holding Co., Inc. (hereinafter referred to as "MWLH"). MWLH is an indirect wholly-owned subsidiary of The Manufacturers Life Insurance Company ("MLI"); prior to June 1, 1999, MLI indirectly owned 85% of MWLH, and minority shareholders associated with MWLH owned the remaining 15%. MLI is a wholly-owned subsidiary of Manulife Financial Corporation, a publicly traded company. Manulife Financial Corporation and its subsidiaries are known collectively as "Manulife Financial."

         MNA owns 100% of The Manufacturers Life Insurance Company of New York (hereinafter referred to as "MNY") and is the managing member with a 90% interest in Manufacturers Securities Services, LLC ("MSS"). MNY owns a 10% interest in MSS. MNA, MNY and MSS are hereinafter referred to collectively as "the Company."

         MNA issues individual and group annuity contracts in forty-eight states, excluding New York and New Hampshire. Prior to July 1, 1998, MNA also issued individual variable life insurance contracts. MNY issues individual and group annuity contracts and individual life insurance contracts in New York. Amounts invested in the fixed portion of the contracts are allocated to the general accounts of the Company or noninsulated separate accounts of the Company. Amounts invested in the variable portion of the contracts are allocated to the separate accounts of the Company. Each of these separate accounts invests in shares of the various portfolios of the Manufacturers Investment Trust (hereinafter referred to as "MIT"), a no-load, open-end investment management company organized as a Massachusetts business trust, or in open-end investment management companies offered and managed by unaffiliated third parties.

         Prior to October 1, 1997, NASL Financial Services Inc. ("NASL Financial"), a subsidiary of MNA, acted as investment adviser to MIT and as principal underwriter of the variable contracts issued by the Company. Effective October 1, 1997, MSS, the successor to NASL Financial, replaced NASL Financial as the investment adviser to MIT and as the principal underwriter of all variable contracts issued by MNA. MSS also acts as the principal underwriter for the variable contracts and is the exclusive distributor for all contracts issued by MNY.

         On October 31, 1998, MNA transferred a 10% interest in the members' equity of MSS to MNY as a contribution of capital valued at $175.

2.       SIGNIFICANT ACCOUNTING POLICIES

      A) BASIS OF PRESENTATION

         The accompanying consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States and include the accounts and operations, after intercompany eliminations, of the Company and its majority and wholly-owned subsidiaries, MSS and MNY.

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

      B) RECENT ACCOUNTING STANDARDS

         i) In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Contracts that contain embedded derivatives, such as certain insurance contracts, are also addressed by the Statement. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement 137, which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is evaluating the accounting implications of SFAS No. 133 and has not determined its potential impact on the Company's results of operations or its financial condition.

         ii) In December 1997, the American Institute of Certified Public Accountant's Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance on the recognition and measurement of liabilities for various assessments related to insurance activities, including those by state guaranty funds. The Company adopted SOP 97-3 during 1999. Prior to the adoption of SOP 97-3, the Company expensed and recognized liabilities for such assessments on a "pay-as-you-go" basis. The effect of adopting SOP 97-3 did not have a material impact on the results of operations and financial condition of the Company for the year ended December 31, 1999.

         iii) In March 1998, AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal-use software. The Company adopted SOP 98-1 during 1999. Prior to the adoption of SOP 98-1, the Company expensed internal-use software-related costs as incurred. The effect of adopting the SOP 98-1 was to increase net income by $1,039 for the year ended December 31, 1999.

      C) INVESTMENTS

         The Company classifies all of its fixed-maturity securities as available-for-sale and records these securities at fair value. Realized gains and losses on sales of securities classified as available-for-sale are recognized in net income using the specific-identification method. Changes in the fair value of securities available-for-sale are reflected directly in accumulated other comprehensive income after adjustments for deferred taxes and deferred acquisition costs. Discounts and premiums on investments are amortized using the effective-interest method.

         The cost of fixed-maturity securities is adjusted for the amortization of premiums and accretion of discounts using the interest method. This amortization or accretion is included in net investment income.

         For the mortgage-backed bond portion of the fixed-maturity securities portfolio, the Company recognizes amortization using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. That adjustment is included in net investment income.

         Policy loans are reported at aggregate unpaid balances, which approximate fair value.

         Short-term investments, which include investments with maturities of less than one year and greater than 90 days at the date of acquisition, are reported at amortized cost, which approximates fair value.

      D) CASH EQUIVALENTS

         The Company considers all liquid debt instruments purchased with a maturity date of three months or less at acquisition to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

      E) DEFERRED ACQUISITION COSTS (DAC)

         Commissions, net of commission allowances for reinsurance ceded, and other expenses which vary with, and are primarily related to the production of new business are deferred to the extent recoverable and included as an asset. Acquisition costs associated with annuity contracts and investment pension contracts are being amortized generally in proportion to the present value of expected gross profits from surrender charges and investment, mortality and expense margins. The amortization is adjusted retrospectively when estimates of current or future gross profits are revised. DAC associated with traditional nonparticipating individual insurance policies is charged to expense over the premium-paying period of the related policies. DAC is adjusted for the impact on estimated future gross profits, assuming the unrealized gains or losses on securities had been realized at year end. The impact of any such adjustments is included in net unrealized gains (losses) in accumulated other comprehensive income. DAC is reviewed annually to determine recoverability from future income and, if not recoverable, it is immediately expensed.

      F) POLICYHOLDER LIABILITIES

         Policyholder liabilities equal the policyholder account value for the fixed portions of annuity, variable life and investment pension contracts with no substantial mortality or morbidity risk. Account values are increased for deposits received and interest credited, and are reduced by withdrawals. For traditional nonparticipating life insurance policies, policyholder liabilities are computed using the net level premium method and are based upon estimates as to future mortality, persistency, maintenance expenses and interest rate yields that are applicable in the year of issue. The assumptions include a provision for adverse deviation.

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

      H) REVENUE RECOGNITION

         Fee income from separate accounts, annuity contracts and investment pension contracts consists of charges for mortality, expenses, and surrender and administration charges that have been assessed against the policyholder account balances. Premiums on traditional nonparticipating life insurance policies are recognized as revenue when due. Investment income is recorded as revenue when due.

         MSS and formerly NASL Financial (collectively the Adviser) are responsible for managing the corporate and business affairs of MIT and act as investment adviser to MIT. As compensation for its investment advisory services, the Adviser receives advisory fees based on the daily average net assets of the portfolios. The Adviser, as part of its advisory services, is responsible for selecting and compensating subadvisers to manage the investment and reinvestment of the assets of each portfolio, subject to the supervision of the Board of Trustees of MIT. The Company's discontinued operations include the compensation of NASL Financial for investment advisory fees and subadviser compensation from the North American Funds ("NAF") through October 1, 1997, the date the Company sold NAF. Subadviser compensation for MIT is included in other insurance expenses.

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

3.       INVESTMENTS AND INVESTMENT INCOME

      A) FIXED-MATURITY SECURITIES

         At December 31, 1999, the amortized cost and fair value of fixed-maturity securities available for sale are summarized as follows:

                                                                   GROSS             GROSS
                                           AMORTIZED COST       UNREALIZED     UNREALIZED LOSSES      FAIR VALUE
         AS AT DECEMBER 31,                                        GAINS
         ($ thousands)                       1999      1998      1999    1998    1999     1998        1999      1998
         ------------------------------ ---------- ---------- -------- ------- --------- -------- --------- ---------
         U.S. government                $  28,634  $ 18,266   $    94  $1,144  $  (740)    $ (28) $  27,988  $ 19,382
         Corporate                         92,532   100,705       122   3,376   (2,486)      (35)    90,168   104,046
         Mortgage-backed                   28,234    16,812        27     131     (406)      (68)    27,855    16,875
         Foreign governments                5,924    16,129        23     151        -        (8)     5,947    16,272
         States/political subdivisions      1,058     1,057         -     111       94)        -        964     1,168
         ------------------------------ ---------- ---------- -------- ------- --------- -------- --------- ---------
         TOTAL FIXED-MATURITY           $ 156,382  $152,969   $   266  $4,913  $(3,726)    $(139)  $152,922  $157,743
         SECURITIES
         ------------------------------ ---------- ---------- -------- ------- --------- -------  --------- ---------

         Proceeds from sales of fixed-maturity securities during 1999 were $81,874 (1998, $23,780; 1997, $53,325).

         The contractual maturities of fixed-maturity securities at December 31, 1999 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Corporate requirements and investment strategies may result in the sale of investments before maturity.

         ($ thousands)                                                    AMORTIZED COST           FAIR VALUE
         -----------------------------------------------------------------------------------------------------------
         FIXED-MATURITY SECURITIES
            One year or less                                                  $ 42,477              $ 42,567
            Greater than 1; up to 5 years                                       49,172                48,582
            Greater than 5; up to 10 years                                      18,299                17,505
            Due after 10 years                                                  18,200                16,413
            Mortgage-backed securities                                          28,234                27,855
         -----------------------------------------------------------------------------------------------------------
         TOTAL FIXED-MATURITY SECURITIES                                      $156,382              $152,922
         -----------------------------------------------------------------------------------------------------------

         Fixed-maturity securities with a fair value of $6,108 and $6,105 at December 31, 1999 and 1998, respectively, were on deposit with, or in custody accounts on behalf of, state insurance departments to satisfy regulatory requirements.

      B) INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

         Income by type of investment was as follows:

         FOR THE YEARS ENDED DECEMBER 31
         ($ thousands)                                              1999               1998              1997
         -----------------------------------------------------------------------------------------------------------
         Fixed-maturity securities                                $9,945            $ 9,904            $7,250
         Short-term investments                                    2,960              2,503             1,126
         Other invested assets                                         -                 19                 -
         -----------------------------------------------------------------------------------------------------------
         Gross investment income                                  12,905             12,426             8,376
         -----------------------------------------------------------------------------------------------------------
         Investment expenses                                        (184)              (248)             (470)
         -----------------------------------------------------------------------------------------------------------
         NET INVESTMENT INCOME                                   $12,721           $ 12,178            $7,906
         -----------------------------------------------------------------------------------------------------------

         The gross realized gains and losses on the sales of investments were as follows:

         FOR THE YEARS ENDED DECEMBER 31
         ($ thousands)                                                 1999               1998               1997
         -----------------------------------------------------------------------------------------------------------
         Fixed-maturity securities:
           Gross realized gains                                        $311               $724               $788
           Gross realized losses                                       (577)                (5)                (7)
         Equity securities
           Gross realized losses                                          -                  -               (250)
         -----------------------------------------------------------------------------------------------------------
         NET REALIZED (LOSS) GAIN                                     ($266)              $719               $531
         -----------------------------------------------------------------------------------------------------------

4.       COMPREHENSIVE INCOME

         Total comprehensive income was as follows:

          FOR THE YEARS ENDED DECEMBER 31
          ($ thousands)                                                            1999         1998         1997
          ---------------------------------------------------------------- -------------- ------------ -------------
          NET INCOME                                                           $ 59,852    $  44,420     $ 33,233
          ---------------------------------------------------------------- -------------- ------------ -------------
          OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
            Unrealized holding (losses) gains arising during the period          (4,861)       1,351        1,036
             Less:
             Reclassification  adjustment  for  realized  (losses)  gains
          included In net income                                                   (173)         467          345
          ---------------------------------------------------------------- -------------- ------------ -------------
          Other comprehensive (loss) income                                      (4,688)         884          691
          ---------------------------------------------------------------- -------------- ------------ -------------
          COMPREHENSIVE INCOME                                                 $ 55,164    $  45,304     $ 33,924
          ---------------------------------------------------------------- -------------- ------------ -------------

         Other comprehensive (loss) income is reported net of income taxes (benefit) of $(1,513), $476, and $372 for 1999, 1998, and 1997,
         respectively.

5.       DEFERRED ACQUISITION COSTS

         The components of the change in DAC were as follows:

         FOR THE YEARS ENDED DECEMBER 31
         ($ thousands)                                               1999                1998             1997
         ----------------------------------------------- -------------------- ------------------- ------------------
         Balance at January 1                                 $   449,332         $   364,983           $ 290,610
         Capitalization                                           248,483             138,527             123,965
         Amortization                                             (44,554)            (53,499)            (40,649)
         Amortization included in discontinued                          -                   -              (1,707)
           operations
         Amortization included in gain on disposal of                   -                   -              (6,943)
           discontinued operations
         Effect of net unrealized losses (gains) on                 2,033                (679)               (293)
           securities available-for-sale
         ----------------------------------------------- -------------------- ------------------- ------------------
         BALANCE AT DECEMBER 31                               $   655,294         $   449,332           $ 364,983
         ----------------------------------------------- -------------------- ------------------- ------------------


6.       INCOME TAXES

         The components of income tax expense from continuing operations were as follows:

         FOR THE YEARS ENDED DECEMBER 31
         ($ thousands)                                                    1999             1998              1997
         ----------------------------------------------------- ----------------- ----------------- -----------------
         Current expense (benefit)                                  $    8,437         $ 17,001           $  (723)
         Deferred expense                                               24,269            6,872            15,767
         ----------------------------------------------------- ----------------- ----------------- -----------------
         TOTAL EXPENSE                                               $  32,706         $ 23,873           $15,044
         ----------------------------------------------------- ----------------- ----------------- -----------------

         Significant components of the Company's net deferred tax liability are as follows:

         -----------------------------------------------------------------------------------------------------------
         AS AT DECEMBER 31
         ($ thousands)                                                                     1999               1998
         -----------------------------------------------------------------------------------------------------------
         DEFERRED TAX ASSETS:
            Financing arrangements                                                    $     136         $    1,289
            Unrealized losses on securities available for sale                            1,048                  -
         -----------------------------------------------------------------------------------------------------------
         Gross deferred tax assets                                                        1,184              1,289
            Valuation allowance                                                            (657)                 -
         -----------------------------------------------------------------------------------------------------------
         Net deferred tax assets                                                            527              1,289
         -----------------------------------------------------------------------------------------------------------
         DEFERRED TAX LIABILITIES:
            Deferred policy acquisition costs                                           (43,559)           (22,017)
            Unrealized gains on securities available-for-sale                                 -             (1,122)
            Other                                                                        (3,501)            (1,927)
         -----------------------------------------------------------------------------------------------------------
         Total deferred tax liabilities                                                 (47,060)           (25,066)
         -----------------------------------------------------------------------------------------------------------
         NET DEFERRED TAX LIABILITY                                                   $ (46,533)        $  (23,777)
         -----------------------------------------------------------------------------------------------------------

         As of December 31, 1999, the Company had $3,460 of unrealized capital losses in its available-for-sale portfolio. Under federal tax law, utilization of these capital losses, when realized, is limited to use as an offset against capital gains. The Company believes that it is more likely than not that it will be unable to realize the benefit of the full deferred tax asset related to the net unrealized capital losses. The Company has therefore, established a valuation allowance for the amount in excess of the available capital gains. The Company believes that it will realize the full benefit of its remaining deferred tax assets.

         The Company is a member of the MWLH-affiliated group, filing a consolidated federal income tax return. MNA and MNY file separate state income tax returns. The method of allocation between the companies is subject to a written tax-sharing agreement under which the tax liability is allocated to each member of the group on a pro rata basis based on the relationship that the member's tax liability (computed on a separate-return basis) bears to the tax liability of the consolidated group. The tax charge to MNA or MNY will not be more than either company would have paid on a separate-return basis. Settlements of taxes are made through an increase or reduction to the payable to parent, subsidiaries and affiliates, which are settled periodically.

         The Company made estimated tax payments of $11,077, $12,516 and $531 in 1999, 1998 and 1997, respectively.

7.       FINANCING AND REINSURANCE AGREEMENTS

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

         The Company has entered into two indemnity coinsurance agreements to reinsure 100% of all contractual liabilities arising from the fixed portion of both in-force and new variable annuity business written by the Company. Under these agreements, each reinsurer, one unaffiliated and one affiliated, receives the fixed portion of all premiums and transfers received by the Company. Each reinsurer reimburses the Company for all claims and provides expense allowances to cover commissions and other costs associated with the reinsured business.

         The Company has modified coinsurance agreements with two unaffiliated life insurance companies. The treaties cover the quota share of all elements of risk under the variable portion of certain variable annuity policy forms. Another treaty, recaptured in 1999, with an unaffiliated life insurance company covered the variable portion of certain annuity contracts written prior to December 31, 1996.

         The Company has treaties with three reinsurers, two unaffiliated and one affiliated, to reinsure its Minimum Death Benefit Guarantee risk. In addition, the Company reinsures a portion of its risk related to waiving surrender charges at death. The Company is paying the reinsurers an asset- based premium, the level of which varies with both the amount of exposure to this risk and the realized experience.

         The Company has a treaty with an unaffiliated reinsurer to reinsure a quota share of the variable portion of the Company's variable life insurance contracts. In addition, the reinsurer assumes the product's net amount at risk in excess of the Company's retention limit on a yearly renewable term basis.

         During 1998, MNY entered into reinsurance agreements with various reinsurers to reinsure face amounts in excess of $100 for its traditional nonparticipating insurance product. To date, there have been no reinsurance recoveries under these agreements.

         In the event of insolvency of a reinsurer, the Company remains primarily liable to its policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company and, accordingly, the Company periodically monitors the financial condition of its reinsurers.

         The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than nonpayment of premiums or other similar credits or a significant change in the ownership of the Company. The Company does not have any reinsurance agreements in effect under which the amount of losses paid or accrued through December 31, 1999 would result in a payment to the reinsurer of amounts which, in the aggregate and allowing for offset of mutual credits from other reinsurance agreements with the same reinsurer, exceed the total direct premiums collected under the reinsured policies.

8.       SHAREHOLDER'S EQUITY

         The Company has one class of capital stock:

         AS AT DECEMBER 31:
         ($ thousands)                                                                         1999             1998
         ---------------------------------------------------------------- -------------------------- ----------------
         AUTHORIZED:
             3,000 Common shares, par value $1,000
         ISSUED AND OUTSTANDING:
             2,600 Common shares                                                            $ 2,600           $2,600
         ---------------------------------------------------------------- -------------------------- ----------------

         In December 1999, the Company received a capital contribution of $28,049 from MWLH.

         In October 1997, the Company received a capital contribution of $47,731 from MWLH to support expansion of its New York operations.

         The net assets of MNA and MNY available to MWLH as dividends are generally limited to, and cannot be made except from, earned statutory basis profits. The maximum amount of dividends that may be paid by life insurance companies without prior approval of the Insurance Commissioners of the States of Delaware and New York is subject to restrictions relating to statutory surplus and net gain from operations on a statutory basis.

         Net (loss) income and capital and surplus, as determined in accordance with statutory accounting principles for MNA and MNY were as follows:

         FOR THE YEARS ENDED DECEMBER 31
         ($ thousands)                                              1999               1998              1997
         -----------------------------------------------------------------------------------------------------------
         MNA:
            Net (loss) income                                   $ (2,524)          $ 28,067          $ 22,259
            Net capital and surplus                              171,094            157,940           139,171
         MNY:
            Net income (loss)                                        932             (5,678)           (1,562)
            Net capital and surplus                               63,470             62,881            68,336
         -----------------------------------------------------------------------------------------------------------

         State regulatory authorities prescribe statutory accounting practices that differ in certain respects from accounting principles generally accepted in the United States followed by stock life insurance companies. The significant differences relate to investments, deferred acquisition costs, deferred income taxes, nonadmitted asset balances and reserve calculation assumptions.

         MNA's broker dealer subsidiary, MSS, is subject to the Securities and Exchange Commission's (SEC) "Net Capital Rule" as defined under rule 15c3-1. At December 31, 1999 and 1998, the net capital of the broker dealer exceeded the SEC's minimum capital requirements.

9.       RELATED-PARTY TRANSACTIONS

         The Company utilized various services provided by MLI in 1999, 1998 and 1997, such as legal, personnel, investment accounting and other corporate services. The charges for these services were approximately $11,751, $12,752 and $8,229 in 1999, 1998 and 1997, respectively. At
         December 31, 1999 and 1998, the Company had a net liability to MLI for these services and interest accrued on notes payable of $8,341 and $180, respectively. At December 31, 1999 and 1998, the payable is offset by a receivable from MIT and MLI for expenses paid on their behalf of $434 and $792, respectively. In addition, the Company has an intercompany payable to MWLH relating to federal income taxes of $2,360 and $5,000 reflected in the intercompany payable at December 31, 1999 and 1998, respectively.

         The financial statements have been prepared from the records maintained by the Company and may not necessarily be indicative of the financial conditions or results of operations that would have occurred if the Company had been operated as an unaffiliated corporation (see also Notes 1, 6, 7, 8, 10, 12, 13 and 14 for additional related-party transactions).

10.      NOTES PAYABLE TO AFFILIATES AND LINES OF CREDIT

         MNA has promissory notes from The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA") for $291,100 including an additional borrowing of $70,100 during 1999. Interest on the loan is calculated at a fluctuating rate equal to LIBOR plus 32.5 basis points and is payable in quarterly installments. Principal and accrued interest are payable within 45 days of demand. Accrued interest payable at December 31, 1999 and 1998 is $834 and $419, respectively.

         MNA has a surplus note of $20,000 with interest at 8% due to ManUSA. The note and accrued interest are subordinated to payments due to policyholders and other claimants. Principal and interest payments and interest accruals can be made only upon prior approval of the Insurance Department of the State of Delaware.

         MNA and MNY have unsecured lines of credit with State Street Bank and Trust Company totaling $15,000, bearing interest at the bank's money market rate plus 50 basis points. There were no outstanding advances under the lines of credit at December 31, 1999 and 1998.

         Interest expense and interest paid in 1999 were $15,546 and $15,250, respectively (1998 $13,506 and $16,861; 1997 $10,887 and $9,354).

11.      OTHER INSURANCE EXPENSES

         Other insurance expenses were as follows:

         FOR THE YEARS ENDED DECEMBER 31
         ($ thousands)                                                1999               1998                1997
         -----------------------------------------------------------------------------------------------------------
         Selling and administrative expenses                      $69,757             $49,732             $42,581
         Subadvisory fees                                          53,118              38,701              26,364
         General operating expenses                                69,959              47,191              31,440
         -----------------------------------------------------------------------------------------------------------

         TOTAL
                                                                 $192,834            $135,624            $100,385
         -----------------------------------------------------------------------------------------------------------

12.      EMPLOYEE BENEFITS

      A) EMPLOYEE RETIREMENT PLAN

         Prior to July 1, 1998, MNA and MNY, participated in a noncontributory defined benefit pension plan (the Nalaco Plan) sponsored by MLI, covering its employees. A similar plan (the Manulife Plan) also existed for ManUSA. Both plans provided pension benefits based on length of service and final average earnings. Vested benefits were fully funded; current pension costs were funded as they accrue.

         Effective July 1, 1998, the Nalaco Plan was merged into the Manulife Plan as approved by the Board of Directors of MLI. The merged plan was then restated as a cash balance pension plan entitled "The Manulife Financial U.S. Cash Balance Pension Plan" (Cash Balance Plan). Participants in the two prior plans ceased accruing benefits under the old plan effective June 30, 1998, and became participants in the Cash Balance Plan on July 1, 1998. Also effective July 1, ManUSA became the sponsor of the Cash Balance Plan. Each participant who was a participant in one of the prior plans received an opening account balance equal to the present value of their June 30, 1998 accrued benefit under the prior plan, using Pension Benefit Guaranty Corporation rates (PBCG). Future contribution credits under the Cash Balance Plan vary by service, and interest credits are a function of the interest rate levels. Pension benefits are provided to those participants after three years of vesting service, and the normal retirement benefit is actuarially equivalent to the cash balance account at normal retirement date. The normal form of payment under the Cash Balance Plan is a life annuity, with various optional forms available.

         Actuarial valuation of accumulated plan benefits are based on projected salaries and best estimates of investment yields on plan assets, mortality of participants, employee termination and ages at retirement. Pension costs relating to current service and amortization of experience gains and losses are amortized to income over the estimated average remaining service lives of the participants. No pension expense was recognized by the sponsor in 1999, 1998 or 1997 because the plan was subject to the full funding limitation under the Internal Revenue Code.

         At December 31, 1999, the projected benefit obligation based on an assumed interest rate of 7.5% was $68,410. The fair value of plan assets invested in ManUSA's general fund deposit administration insurance contracts was $86,777.

         Prior to July 1, 1998, MNA also participated in an unfunded Supplemental Executive Retirement Plan (Manulife SERP) sponsored by MLI for executives. This was a non-qualified plan that provides defined pension benefits in excess of limits imposed by the law to those retiring after age 50 with 10 or more years of vesting service, and the pension benefit is a final average benefit based on the executive's highest 5-year average earnings. Compensation was not limited by, and benefits were not restricted by the Internal Revenue Code Section 415.

         Effective July 1, 1998, the Manulife SERP was restated to become a supplemental cash balance plan, and each participant in the SERP who became a participant in the restated plan was provided with an opening account balance equal to the present value of their June 30, 1998 accrued benefit under the SERP, using PBGC rates. Future contribution credits vary by service, and interest credits are a function of interest rate levels. These annual contribution credits are made in respect of the participant's compensation that is in excess of the limit in Internal Revenue Code Section 401(a)(17). In addition, a one time contribution may be made for a participant if it is determined at the time of their termination of employment that the participant's pension benefit under the Cash Balance Plan is limited by Internal Revenue Code Section 415. Together, these contributions serve to restore to the participant the benefit that they would have been entitled to under the Cash Balance Plan's benefit formula but for the limitation in Internal Revenue Code Sections 401(a)(17) and 415. Benefits are provided to participants after three years. The default form of payment under the plan is a lump sum although participants may elect to receive payment in the form of an annuity provided that such election is made within the time period prescribed in the plan. If an annuity form of payment is elected, the amount payable is equal the actuarial equivalent of the participant's balance under the supplemental Cash Balance Plan, using the factors and assumptions for determining immediate annuity amounts applicable to the participant under the qualified Cash Balance Plan.

      B) 401(K) PLAN

         Prior to July 1, 1998, the Company also sponsored a defined contribution plan, the North American Security Life 401(k) Savings Plan, which was subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). A similar plan, the Manulife Financial 401K Savings Plan, also existed for employees of ManUSA. These two plans were merged on July 1, 1998 into one defined contribution plan sponsored by ManUSA, as approved by the Board of Directors on March 26, 1998. The Company contributed $300, $285 and $353 in 1999, 1998 and 1997, respectively.

      C) OTHER POSTRETIREMENT BENEFIT PLAN

         In addition to the retirement plan, the Company participates in the other postretirement benefit plan of ManUSA which provides retiree medical and life insurance benefits to those who have attained age 55 with ten or more years of service. The plan provides the medical coverage for retirees and spouses under age 65. When the retirees or the covered dependents reach age 65, Medicare provides primary coverage and the plan provides secondary coverage. There is no contribution for post-age 65, coverage and no contributions are required for retirees for life insurance coverage. The plan is unfunded.

         The other postretirement benefit cost of the Company, which includes the expected cost of postretirement benefits for newly eligible employees and for vested employees, interest cost, and gains and losses arising from differences between actuarial assumptions and actual experience is accounted for by the plan sponsor, ManUSA.

 13.     LEASES

         In January 1999, ManUSA entered into a new sublease agreement on behalf of the Company. In September 1999, the Company surrendered its old office space and was released from its lease commitment. The Company moved into the new office space in September 1999 with payments to the landlord commencing January 1, 2000. The free rent from September to December 1999 is being amortized over the term of the lease. For the years ended December 31, 1999, 1998 and 1997, the Company incurred rent expenses of $3,105, $1,617 and, $1,316, respectively. The Company also leases various office equipment under operating lease agreements.

         The minimum lease payments associated with the office space and various office equipment under operating lease agreements are as follows:

         YEAR ENDED:            MINIMUM LEASE PAYMENTS
         ------------------------------------------------------
           2000                            4,028
           2001                            4,012
           2002                            4,008
           2003                            3,994
           2004 and after                 19,234
         ------------------------------------------------------

         Total                           $35,276
         ------------------------------------------------------

14.      GUARANTEE AGREEMENT

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

         The operating results related to discontinued operations are summarized as follows:

         FOR THE YEAR ENDED DECEMBER 31
         ($ thousands)                                           1997
         ------------------------------------------  -------------------

         Advisory fees, commissions
            and distribution revenues                      $     4,605
         ------------------------------------------  -------------------
         Loss from operations before income tax            $      (217)
            benefit
         Income tax benefit                                         76
         ------------------------------------------  -------------------

         Loss from operations, net of tax                  $      (141)
         ------------------------------------------  -------------------

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values and estimated fair values of the Company's financial instruments are as follows:

                                                           1999                           1998
      ---------------------------------------- ----------------------------- -------------------------------
      ($ thousands)                            CARRYING VALUE   FAIR VALUE    CARRYING VALUE    FAIR VALUE
      ---------------------------------------- ---------------- ------------ ----------------- -------------
      ASSETS:
          Fixed-maturity securities                 152,922        152,922         157,743        157,743
          Short-term investments                     41,311         41,311          34,074         34,074
          Policy loans                                7,049          7,049           5,175          5,175
          Cash and cash equivalents                  27,790         27,790          10,320         10,320
          Due from reinsurers                       797,746        797,746         641,858        641,858
          Separate account assets                16,022,215     16,022,215      12,188,420     12,188,420

      LIABILITIES:
          Policyholder liabilities and              139,764        137,717         102,252         98,312
             accruals
          Due to reinsurers                         808,599        808,599         655,892        655,892
          Notes payable to affiliates               311,100        311,100         241,000        241,000
          Separate account liabilities           16,022,215     16,022,215      12,188,420     12,188,420
      ----------------------------------------  -----------    -----------     -----------   ------------

         The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments:

         Fixed-Maturity Securities: Fair values for fixed-maturity securities are obtained from an independent pricing service.

         Short-Term Investments and Cash and Cash Equivalents: Carrying values approximate fair values.

         Policy Loans:  Carrying values approximate fair values.

         Due from Reinsurers: Fair value is equal to deposits made under the contract and approximates the carrying value.

         Separate Account Assets and Liabilities: The carrying amounts in the balance sheet for separate account assets and liabilities approximate their fair value.

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

Item 10 - Directors and Executive Officers of the Registrant (also referred to as the "Company")

Officers and Directors of the Company

The directors and executive officers of the Company, together with their principal occupations during the past five years, are as follows:

Name                 Position with the Company     Principal Occupation

James R. Boyle       Director* and President       President of the Company,
Age: 40                                            July 1999 to present; Senior
                                                   Vice President, US
                                                   Annuities, Manulife
                                                   Financial, July 1999 to
                                                   present; Vice President,
                                                   Institutional Markets,
                                                   Manulife Financial, May 1998
                                                   to June 1999; Vice
                                                   President, Administration of
                                                   the Company, September 1996
                                                   to May 1998; Vice President,
                                                   Treasurer and Chief
                                                   Administrative Officer,
                                                   North America Funds, June
                                                   1994 to September 1996.

John D. DesPrez III  Director*  and  Chairman of   Executive Vice President,
Age: 43              the Board                     U.S. Operations, Manulife
                                                   Financial, January 1999 to
                                                   date; Senior Vice President,
                                                   US Annuities, Manulife
                                                   Financial, September 1996 to
                                                   December, 1998; President of
                                                   the Company, September 1996
                                                   to December, 1998; Vice
                                                   President, Mutual Funds,
                                                   Manulife Financial, January
                                                   1995 to September 1996.

John D. Richardson   Director*                     Senior Executive Vice
Age: 62                                            President, U.S. Operations,
                                                   Manulife Financial, January
                                                   1999 to date; Executive Vice
                                                   President and General
                                                   Manager, U.S. Operations,
                                                   Manulife Financial, January
                                                   1995 to January 1999.

Robert Boyda         Vice President, Investment    Vice President, Investment
Age: 43              Management Services           Management Services of the
                                                   Company, January 1997 to
                                                   present; Vice President,
                                                   Investment Management
                                                   Services, Manulife
                                                   Financial, July 1998 to
                                                   present; Assistant Vice
                                                   President, Investment
                                                   Management Services,
                                                   Manulife Financial August
                                                   1994 to January 1997;
                                                   General Manager, Retail
                                                   Banking, CIBC, January 1987
                                                   to April 1994.

Name                 Position with the Company     Principal Occupation

James D. Gallagher   Vice President, Secretary     Vice President, Legal
Age: 45              and General Counsel           Services, Manulife
                                                   Financial, January 1996 to
                                                   date; President, The
                                                   Manufacturers Life Insurance
                                                   Company of New York, August
                                                   1999 to present; Vice
                                                   President, Secretary and
                                                   General Counsel of the
                                                   Company, June 1994 to date.








Kevin Hill           Vice President, Business      Vice President, Business
Age: 34              Implementation                Implementation of the
                                                   Company, October 1999 to
                                                   present; Assistant Vice
                                                   President, Project
                                                   Management and Annuity
                                                   Operations of the Company,
                                                   May 1996 to October 1999;
                                                   Director, Support Services
                                                   of the Company, October 1994
                                                   to June 1996.

Brian A. Kroll       Vice President, Product       Vice President, Product
Age: 38              Development                   Development of the Company,
                                                   October 1999 to present;
                                                   Assistant Vice President,
                                                   Product Development of the
                                                   Company, November 1994 to
                                                   September 1999.

David W. Libbey      Vice President, Treasurer,    Vice President, Treasurer
Age: 52              and Chief Financial Officer   and Chief Financial Officer
                                                   of the Company, December
                                                   1997 to present; Vice
                                                   President, Finance, US
                                                   Annuities, Manulife
                                                   Financial, June 1997 to
                                                   present; Vice President,
                                                   Finance of the Company June
                                                   1997 to December 1997; Vice
                                                   President & Actuary, Paul
                                                   Revere Insurance Group, June
                                                   1970 to March 1997.

Jonnie M. Smith      Vice President, Customer      Vice President, Customer
Age: 51              Service and Administration    Service and Administration
                                                   of the Company, October 1999
                                                   to present; Vice President,
                                                   Annuity Customer Services
                                                   and Operations, New England
                                                   Financial, July 1983 to
                                                   September 1999.

Janet Sweeney        Vice President, Corporate     Vice President, Human
Age: 49              Services                      Resources, U.S. Operations,
                                                   Manulife Financial, January
                                                   1996 to present; Vice
                                                   President, Corporate
                                                   Services of the Company,
                                                   January 1995 to present;
                                                   Executive, Corporate
                                                   Services of the Company,
                                                   July 1989 to December 1994.

John G. Vrysen       Vice President and Chief      Vice President and Chief
Age: 44              Actuary                       Financial Officer, U.S.
                                                   Operations, Manulife
                                                   Financial, January 1996 to
                                                   present; Vice President and
                                                   Chief Actuary of the
                                                   Company, January 1986 to
                                                   present.

Item 11 - Executive Compensation of the Registrant (also referred to as "MNA")

MNA's executive officers may also serve as officers of one or more of Manulife Financial's affiliates. Allocations have been made as to such officers' time devoted to duties as executive officers of MNA. The following table shows the allocated compensation paid or awarded to or earned by MNA's Chief Executive Officer for services provided to MNA and any other executive officer who had allocated cash compensation in excess of $100,000.

                           Summary Compensation Table

---------------------- ------- ----------- ----------- ------------ ----------- ------------- ----------- ----------
Name and Principal     Year    Salary      Bonus(2)    Other        Restricted  Securities    LTIP        All Other
Position                                               Annual       Stock       Underlying    Payout      Compensa-
                                                       Compensa-    Award(s)    Options/                  tion(5)
                                                       tion(3)                  SARs
---------------------- ------- ----------- ----------- ------------ ----------- ------------- ----------- ----------
James R. Boyle,        1999    $ 70,175    $ 83,994     $ 2,864        N/A          N/A       $116,525(4)  $1,563
President(1)

John D. DesPrez III,   1999    $ 83,462    $104,688     $ 2,335        N/A          N/A       $215,625(4)  $1,512
Chairman

Theodore F.            1999    $109,052    $ 94,302     $16,404        N/A          N/A       $  9,330     $  911
Kilkuskie, Former
President1

David W. Libbey,       1999    $133,230    $ 84,807     $ 8,868        N/A          N/A          N/A       $2,395
Vice President,
Treasurer

Brian A. Kroll,        1999    $120,019    $ 44,177     $ 5,629        N/A          N/A          N/A       $4,650
Vice President,
Product Development

Kevin S. Hill,         1999    $ 94,419    $ 41,900     $12,901        N/A          N/A          N/A       $2,727
Vice President,
Business
Implementation


1 Mr. Kilkuskie resigned and Mr. Boyle was elected President in July 1999.

2 Bonus for 1999 performance paid in 2000.

3 Does not include group health insurance since the plans are the same for all salaried employees.

4 These amounts represent allocation of one half of payments Mr. DesPrez and Mr.
  Boyle were entitled to receive through an arrangement available to them in respect of the Company's purchase in 1999 of the shares of Manulife-Wood Logan Holding Co., Inc. ("MWLH") that the Company did not already own. The other half of the payments will be made to Mr. DesPrez & Mr. Boyle in June 2000. Mr. DesPrez's and Mr. Boyle's participation in this arrangement was developed in order to better align Mr. DesPrez's and Mr. Boyle's interests with those of MWLH. Under this arrangement, Mr. DesPrez and Mr. Boyle have forfeited their rights to receive any grants or payments under the current LTIP. As a result, Mr. DesPrez and Mr. Boyle are not listed in the table "Long Term Incentive Plan - Awards in Most Recently Completed Financial Year."

5 Other Compensation includes the value of term life insurance premiums paid by Manulife Financial for the benefit of the executive officer and for US domiciled officers, it includes Company paid 401(k) plan contributions. In prior years, this column included company paid pension plan contributions for US domiciled officers but this year there were no company paid contributions since the plan is overfunded.

The Management Resources and Compensation Committee (the "MRCC") of the Board of Directors is comprised of five external directors. The MRCC's principal mandate is to approve the appointment, succession and remuneration of the Company's Executive Vice Presidents and Senior Vice Presidents, including the Named Executive Officers, excluding the President and Chief Executive Officer. The MRCC also approves the compensation philosophy, policies and programs for all other officers as well as the annual review of the Company's Annual Incentive Plan awards, Long Term Incentive Plan grants and all Company pension plans.

The Corporate Governance and Nominating Committee of the Board of Directors makes recommendations with respect to the compensation of the President and Chief Executive Officer within the policies established by the MRCC, which are reviewed and approved by the entire Board.

The Company's executive compensation policies are designed to recognize and reward performance as well as to attract, retain, develop and motivate employees. The MRCC seeks to align management compensation with shareholders' interests and Company performance and to ensure that the total compensation package is competitive with the median of the Company's comparator group. The comparator group is comprised of major North American financial institutions with emphasis on the five Schedule I Canadian banks and major North American life insurance companies. Further, the Company ensures that its compensation levels are competitive within local markets outside of Canada.

The Company's executive compensation program is comprised of three key components: base salary, annual incentives and long term incentives.

SALARY

The Committee approves the salary ranges and salary increase levels for all of Manulife Financial's Executive and Senior Vice Presidents individually, and all Vice Presidents as a group, based on competitive industry data for all markets in which Manulife Financial operates. Salary increases for Manulife Financial's officers have been consistent with the salary increase programs approved for all employees.

In establishing Manulife Financial's competitive position and developing annual salary increase programs, Manulife Financial uses several annual surveys as prepared by independent compensation consulting firms with reference to publicly disclosed information.

ANNUAL INCENTIVE PLAN

Manulife Financial's Annual Incentive Plan ("AIP") provides executive officers of Manulife Financial with the opportunity to earn incentive bonuses based on the achievement of pre-established corporate and divisional earnings objectives and divisional and individual performance objectives.

The Committee and management periodically review the design of the incentive plan to ensure that it:

(i) is competitive with Manulife Financial's comparator groups;

(ii) supports, and aligns, with Manulife Financial's strategic objectives; and

(iii) recognizes and rewards individual contributions and value creation.

In conducting these reviews, Manulife Financial obtains advice from independent, external consultants.

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

LONG TERM INCENTIVE PLAN

                                                                        Estimated Future Payouts Under
                                                                   Non-Securities-Price-Based Plans (US $)(3)
                          Securities     Performance or Other      ------------------------------------------
                        Units or Other       Period Until           Threshold                        Maximum
         Name            Rights (#)(1)   Maturation or Payout(2)     ($ or #)    Target ($ or #)(4)  ($ or #)
         ----          ---------------  ------------------------   ------------  ------------------  --------
Theodore F. Kilkuskie       19,487           Jan. 1, 2003               N/A          $70,199         N/A


David W. Libbey             4,980            Jan. 1, 2003               N/A          $17,940         N/A


Brian A. Kroll                        no 1999 LTIP grant as was only promoted in late 1999


Kevin S. Hill                         no 1999 LTIP grant as was only promoted in late 1999


Notes:

1 Each grant has two components: Cash Appreciation Rights and Retirement
  Appreciation Rights.

2 The appreciation in the value of Cash Appreciation Rights are redeemed four years following the grant date. Retirement Appreciation Rights are only redeemed upon retirement or cessation of employment with Manulife Financial.

3 Canadian dollars converted to US dollars using a book rate of 1.50.

4 The target is calculated assuming Cash Appreciation Rights are exercised in the fourth year. At that time 50% of the target is redeemed in cash and the balance continues to appreciate until redeemed upon retirement or cessation of employment.

Manulife Financial's Board of Directors approved the implementation of a Long-Term Incentive Plan ("LTIP") effective April 1, 1994. All employees at the Vice President level and above are eligible to participate in the LTIP.

The purpose of the LTIP is to encourage executive officers to act in the long-term interests of Manulife Financial and to provide an opportunity to share in value creation as measured by changes in Manulife Financial's statutory surplus. The LTIP is an appreciation rights plan which requires that a substantial portion of any accumulated gain remain invested with Manulife Financial during the participant's career with Manulife Financial.

The Committee reviews the LTIP on an annual basis having regard to Manulife Financial's performance, targeted growth and competitive position. The Committee approves grants on a prospective basis considering management's recommendations for participation, size and terms of grant.

Grants of appreciation rights are generally made to participants in the LTIP each year. The number of appreciation rights granted to participants is determined based on the net present value of the potential payout represented by the appreciation rights, assuming that Manulife Financial's surplus grows at a targeted rate. Appreciation rights are granted such that this net present value represents between 20% and 115% of the participant's salary level on the date of grant.

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

U.S. RETIREMENT PLANS

The executives of MNA earn pension benefits pursuant to their plan membership in The Manulife Financial U.S. Cash Balance Plan. In addition they are also eligible for benefits under The Manulife Financial U.S. Supplemental Cash Balance Plan. They can also participate in the Manulife Financial 401(k) Savings Plan.

The Manulife Financial Cash Balance Plan

Under this plan, which is a defined benefit plan, a separate account is established for each participant. The account receives company contribution credits based on vesting service and earnings as outlined in the table below. The account earns semi-annual interest credits based on the yield of one-year Treasury bills plus half a percentage point, subject to a minimum interest credit of 5.25%. The yearly maximum amount of eligible pay allowed under the qualified plan is $160,000 for 1999. Employees are vested after 3 years of vesting service. Normal retirement age is 65. Pension benefits are provided to those who terminate after three years of vesting service, and the normal retirement benefit is actuarially equivalent to the cash balance account at normal retirement date. Early benefits are actuarially equivalent to the normal retirement benefits but are subsidized for participants who had attained age 45 and completed 5 or more years of vesting service on July 1, 1998 and who terminate employment after attaining age 50 and completing 10 years of service. The normal form of payment under the Cash Balance Plan is a life annuity, with various optional forms available, including a lump sum equal to the cash balance account.

COMPANY CONTRIBUTION CREDITS

Completed Years of Cash Balance Service
Credits As of December 31                        Percentage of Eligible Pay

Less than 6                                                  4%
6, but less than 11                                          5%
11, but less than 16                                         7%
16, but less than 21                                         9%
21 or more                                                   11%

Projected Cash Balance Plan pension benefits at age 65 payable as an annual life annuity

                                                  Years of Service
                            -------------------------------------------------------------
                              15           20            25            30            35
                            ------       ------        ------        ------        ------
Renumeration ($)               $            $             $             $             $
----------------            ------       ------        ------        ------        ------
        $150,000            15,010       26,202        42,254        63,156        90,372
         175,000            16,011       27,948        45,071        67,366        96,397
         200,000            16,011       27,948        45,071        67,366        96,397
         225,000            16,011       27,948        45,071        67,366        96,397
         250,000            16,011       27,948        45,071        67,366        96,397
         300,000            16,011       27,948        45,071        67,366        96,397
         400,000            16,011       27,948        45,071        67,366        96,397
         500,000            16,011       27,948        45,071        67,366        96,397

The Manulife Financial U.S. Supplemental Cash Balance Plan

In addition to their pension plan benefits, executives officers are eligible for benefits under The Manulife Financial U.S. Supplemental Cash Balance Plan. This is a non-contributory, non-qualified plan, the purpose of which is to provide the executives with the same level of retirement benefits they would have been entitled to but for the limitations prescribed for qualified plans under the Internal Revenue Code. During the period of an executive's active participation in the plan, annual company contributions are made with respect to the portion of the executive's earnings which is in excess of $160,000 for 1999 as outlined below with interest credited under this plan at the same rate as provided under the Cash Balance Plan. In addition, a one time contribution may be made for a participant if it is determined at the time of his or her termination of employment, that the participant's pension benefit under the Cash Balance Plan is limited by Internal Revenue Code Section 415. Together, these contributions serve to restore to the participant the benefits they would have been entitled to but for the limitations, in Internal Revenue Code Sections 401(a) (17) and
415. Benefits are provided to those who terminate after three years. The default form of payment under the plan is a lump sum, although participants may elect to receive payment in the form of an annuity provided that such election is made within the time prescribed in the plan.

Completed Years of Cash Balance Service      Percentage of Eligible Pay up     Pay Percentage of Eligible Pay over
Credits As of December 31                             to $200,000                            $200,000
Less than 6                                                4%                                   4%
6, but less than 11                                        5%                                   5%
11, but less than 16                                       7%                                   5%
16, but less than 21                                       9%                                   5%
21 or more                                                11%                                   5%

Projected Supplemental pension benefits at age 65 payable as an annual life annuity

SUPPLEMENTAL

                                                  Years of Service
                            --------------------------------------------------------------
                              15           20            25            30            35
                            ------       ------        ------        -------       -------
Renumeration ($)               $            $             $             $             $
----------------            ------       ------        ------        -------       -------
        $150,000                 0            0             0              0             0
         175,000             1,501        2,620         4,225          6,316         9,037
         200,000             4,003        6,987        11,268         16,842        24,099
         225,000             6,258       10,540        16,510         24,284        34,407
         250,000             8,513       14,093        21,753         31,727        44,714
         300,000            13,023       21,198        32,238         46,612        65,330
         400,000            22,043       35,409        53,208         76,383       106,560
         500,000            31,064       49,620        74,178        106,154       147,790


Projected Cash Balance and Supplemental pension benefits at age 65 payable as an annual annuity

COMBINED

                                                  Years of Service
                            --------------------------------------------------------------
                              15           20            25            30            35
                            ------       ------        -------       -------       -------
Renumeration ($)               $            $             $             $             $
----------------            ------       ------        -------       -------       -------
        $150,000            15,010       26,202         42,254        63,156        90,372
         175,000            17,512       30,568         49,296        73,682       105,434
         200,000            20,014       34,935         56,339        84,208       120,496
         225,000            22,269       38,488         61,581        91,650       130,804
         250,000            24,524       42,041         66,824        99,093       141,111
         300,000            29,034       49,146         77,309       113,978       161,727
         400,000            38,054       63,357         98,279       143,749       202,957
         500,000            47,075       77,568        119,249       173,520       244,187

Messrs. Boyle, DesPrez, Kilkuskie, Libbey, Kroll and Hill have 7.583, 9.0, 4.583, 2.583, 5.083 and 6.5 years of credited service respectively as at December 31, 1999.

The Manulife Financial U.S. 401(k) Savings Plan

In addition, to the above plans a 401(k) Savings Plan is offered. The plan allows employees of MNA to contribute on a pre-tax basis 1% to 15% of their earnings up to the limits imposed by the Internal Revenue Code. The yearly maximum an employee can contributed is $10,000 for 1999. The Company matches 50% of the first 6% of contributions. Employees become 100% vested in the employer matching contributions as outlined in the vesting schedule below. Additionally they become 100% vested if they retire on or after age 65, become disabled or die.

         Years of Vesting Service                    Vested Percentage

         Less than 2 years                                      0%
         2 years but less than 3                               50%
         3 years and thereafter                               100%

EMPLOYMENT AGREEMENTS

In September 1999, a Change in Control Agreement was entered into by The Manufacturers Life Insurance Company (The Parent Company) and Mr. John D. DesPrez. The purpose of this Agreement is to protect shareholder interests by eliminating the distractions of a change in control on key employees of the Company, allowing such key employees to focus on the business of the Company by providing security and incentives to remain with the Company.

For the purpose of the Agreements, "Change in Control" is defined as follows:

o    an acquisition of 20 per cent of The Parent Company's voting shares;

o    a majority change in the Board of Directors of the Parent Company; or

o the entering into of a Management Agreement with another insurance company or financial institution whereby the management of Manulife Financial Corporation or The Parent Company is transferred to such insurance company or financial institution.

The Change in Control provisions will be triggered under the following circumstances:

o for Mr. DesPrez, an involuntary or constructive termination within a specified protection window following a Change in Control.

The Change in Control severance benefits will be paid as a lump sum at two times the annual compensation (base salary and annual incentive only) for Mr. DesPrez,. At the time of Change in Control, long term incentives and retirement benefits will vest. In addition, welfare benefits will continue for the number of years equal to the severance multiple upon a Change in Control related termination.


Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)

--------------------- ---------------------- ----------------------- -----------
                        Name & Address of      Amount & Nature of     Percent of
   Title of Class       Beneficial Owner      Beneficial Ownership       Class
--------------------- ---------------------- ----------------------- -----------

    Common Stock              MWLH                2,600 shares            100%

(b) Nothing to report

(c) Nothing to report

Item 13 - Certain Relationships and Related Transactions

Refer to Item 7 - Liquidity and Capital Resources.

                                     PART IV

Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) Financial Statements and Exhibits

(1) The following consolidated financial statements of the Registrant are filed as part of this report:

a.       Report of Ernst & Young LLP, Independent Auditors, dated February 28,
         2000.

b.       Consolidated Balance Sheets at December 31, 1999 and 1998.

c. Consolidated Statement of Income for the Years ended December 31, 1999, 1998 and 1997.

d. Consolidated Statements of Changes in Shareholder's Equity for the Years ended December 1999, 1998 and 1997.

e. Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

f.       Notes to Financial Statements - December 31, 1999.

(2) Financial Statement Schedules:

a.  Schedule I - Summary of Investments - Other than Investments in Related
    Parties

b.  Schedule III - Supplementary Insurance Information

c.  Schedule IV - Reinsurance

 (3) Exhibits (the Registrant is also referred to as the "Company")

------------------- ------------------------------------------------------------
Exhibit No.         Description
------------------- ------------------------------------------------------------
1(a)                Underwriting Agreement between the Company and Manufacturers
                    Securities Services, LLC, formerly NASL Financial Services,
                    Inc. (Underwriter) - Incorporated by reference to Exhibit
                    (b)(3)(i) to Form N-4, file number 33-76162, filed March 1,
                    1999.

1(b)i Promotional Agent Agreement between Manufacturers Securities Services, LLC, formerly NASL Financial Services, Inc. (Underwriter), the Company and Manulife Wood Logan, Inc. (formerly Wood Logan Associates, Inc.) Associates, Inc. (Promotional Agent) - Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4, file number 33-76162, filed April 29, 1997 on behalf of The Manufacturers Life Insurance Company of North America Separate Account A.

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

4(i) Form of Individual Single Payment Deferred Fixed Annuity Non-Participating Contract - Incorporated by reference to
                    Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

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

5 Opinion and Consent of James D. Gallagher, Esq. - Incorporated by reference to Exhibit 5 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

6                   Not Applicable

7                   Not Applicable

8                   Not Applicable

9                   Not Applicable

10(i) Form of broker-dealer agreement between the Company, Manufacturers Securities Services, LLC, formerly NASL Financial Services, Inc. (underwriter), Wood Logan Associates, Inc. (Promotional Agent) and broker-dealers - Incorporated by reference to Exhibit (b)(3)(iii) to pre-effective amendment no. 1 to Form N-4, file number 33-9960, filed February 2, 1987 on behalf of the NASL Variable Account of the Company, now known as The Manufacturers Life Insurance Company of North America Separate Account A

(10)(ii) Reinsurance and Guaranteed Death Benefits Agreement between the Company and Connecticut General Life Insurance Company - Incorporated by reference to Exhibit (b)(7)(i) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

(10)(iii) Reinsurance Agreement between the Company and PaineWebber Life Insurance Company - Incorporated by reference to Exhibit (b)(7)(iii) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

(10)(iv) Coinsurance Agreement between the Company and Peoples Security Life Insurance Company - Incorporated by reference to Exhibits (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

(10)(v) Reinsurance and Accounts Receivable Agreements between the Company and ITT Lyndon Life - Incorporated by reference to Exhibits (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

(10)(vi) Automatic Modified -Coinsurance Reinsurance Agreement between the Company and Transamerica Occidental Life Insurance Company - Incorporated by reference to Exhibits
                    (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

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

                          FINANCIAL STATEMENT SCHEDULES

            The Manufacturers Life Insurance Company of North America
                      Schedule I - Summary of Investments
                                December 31, 1999
                                  ($ Thousands)


                                                                                                        Amount Shown in the
                                                                                                       Consolidated Balance
Type of Investment                                  Cost                          Value                        Sheet

Fixed maturities:
   United States Government                           $ 28,634                       $ 27,988                      $ 27,988
   Corporate debt securities                            92,532                         90,168                        90,168
   Mortgage-backed securities                           28,234                         27,855                        27,855
   Foreign Governments                                   5,924                          5,947                         5,947
   States / Political subdivisions                       1,058                            964                           964
                                          -------------------------      ------------------------      ----------------------
Total fixed maturities                                $156,382                       $152,922                      $152,922
                                          =========================      ========================      ======================

Policy loans                                             7,049                                                        7,049
Short-term investments                                  41,311                                                       41,311
                                          -------------------------                                    ----------------------
Total investments                                     $204,742                                                     $201,282
                                          =========================                                    ======================

            The Manufacturers Life Insurance Company of North America
               Schedule III - Supplementary Insurance Information
                                  ($ Thousands)

                               Future Policy                Other                               Benefits,
                                 Benefits                  Policy                                 Claims    Amortization
                   Deferred    Losses,Claims             Claims and                 Net         Losses and   of Deferred
                 Acquisition     and Loss     Unearned    Benefits   Premium    Investment     Settlement   Acquisition
    Segments        Costs        Expenses      Premiums    Payable    Revenue     Income        Expenses       Costs*     Expenses*

      1999
Wealth
  Management        654,336       139,561          -          -           -         12,514         6,735       44,474     192,452
Insurance               958           203          -          -         175            207             -           80         382
                 -------------------------------------------------------------------------------------------------------------------
Total               655,294       139,764          -           -        175         12,721         6,735       44,554     192,834
                 ===================================================================================================================

      1998
Wealth
  Management        449,281       102,245          -           -          -         12,176         4,885       53,493     133,255
Insurance                51             7          -           -          -              2             -            6       2,399
                 -------------------------------------------------------------------------------------------------------------------
Total               449,332       102,252          -           -          -         12,178         4,885       53,499     135,624
                 ===================================================================================================================

      1997
Wealth
  Management        364,984        92,750          -           -          -          7,906         4,986       42,356     110,221
                 -------------------------------------------------------------------------------------------------------------------
Total               364,984        92,750          -           -          -          7,906         4,986       42,356     110,221
                 ===================================================================================================================

* For 1997, mutual fund business related items are included in discontinued operations.

            The Manufacturers Life Insurance Company Of North America
                            Schedule IV - Reinsurance
                                  ($ Thousands)



                                                                    Assumed                    Percentage of
                                                     Ceded to           From                       Amount
                                        Gross          Other          Other           Net         Assumed
                                       Amount        Companies      Companies       Amount         to Net

Year ended December 31, 1999
Life insurance inforce                    374,308        263,621              -        110,687             0%
                                   ===========================================================================

Insurance premiums life                                                                                    0%
                                              504            329              -            175
                                   ===========================================================================

Year ended December 31, 1998
Life insurance inforce                    269,738        170,655              -         99,083             0%
                                   ===========================================================================

Insurance premiums life                         -              -              -              -             0%
                                   ===========================================================================

Year ended December 31, 1997
Life insurance inforce                    151,259         84,130              -         67,129             0%
                                   ===========================================================================

Insurance premiums life                         -              -              -              -             0%
                                   ===========================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
(Registrant)



By:  /s/JAMES R. BOYLE
    -------------------------------------------------------
    James R. Boyle, Principal Executive Officer


By: /s/DAVID W. LIBBEY
    -------------------------------------------------------
    David W. Libbey, Vice President, Treasurer and
    Chief Financial Officer
    (Principal Financial Officer)

Date:  March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities with the Registrant on the 30th day of March, 2000.


SIGNATURE                               TITLE



*
------------------------------------
John D. DesPrez, III                    Director and Chairman of the Board



/s/JAMES R. BOYLE
------------------------------------
James R. Boyle                          President and Director (Principal
                                        Executive Officer)


*
------------------------------------
John D. Richardson                      Director



/s/DAVID W. LIBBEY
------------------------------------
David W. Libbey                         Vice  President, Treasurer and Chief
                                        Financial Officer (Principal and
                                        Accounting Officer)



/s/ DAVID W. LIBBEY
------------------------------------
*By David W. Libbey
Attorney-in-Fact Pursuant to
Powers of Attorney

                                  EXHIBIT INDEX

Exhibit No.       Description

27                Financial Data Schedule