Form 10-Q
period 2000-03-31
MANUFACTURERS LIFE INSURANCE CO OF NORTH AMERICA
filed 2000-05-15
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of March 31, 2000 was 2,600.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA


                          Quarterly Report on Form 10-Q
                       For the period ended March 31, 2000

                                Table of Contents
--------------------------------------------------------------------------------


                                                                                                            Page
                                                                                                            ----
Part I     Financial Information                                                                              3
Item 1.    Consolidated Financial Statements                                                                  3
           Consolidated Balance Sheets as at March 31, 2000 and December 31, 1999                             3
           Consolidated Statements of Income for the three months ended March 31, 2000 and 1999               4
           Consolidated Statement of Changes in Shareholder's Equity as of March 31, 2000                     5
           Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999           6
           Notes to Consolidated Financial Statements                                                         7
Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition              8
Part II    Other Information
Item 1     Legal Proceedings                                                                                 12
Item 2     Changes in Securities                                                                             12
Item 3     Defaults upon Senior Securities                                                                   12
Item 4     Submission of matters to a vote of Security Holders                                               12
Item 5     Other Information                                                                                 12
Item 6A    Exhibits                                                                                          12
Item 6B    Reports on Form 8-K                                                                               15

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED BALANCE SHEETS

                                                                       AS AT             AS AT
                                                                      MARCH 31        DECEMBER 31
ASSETS  ($ thousands)                                                   2000             1999
                                                                   ------------      ------------
                                                                            (UNAUDITED)
INVESTMENTS
   Fixed maturity securities available-for-sale, at fair value
   (amortized cost:  2000 $143,753; 1999 $156,382)                 $    141,075      $    152,922
   Short-term investments                                                45,225            41,311
   Policy loans                                                           7,665             7,049
                                                                   ------------      ------------
TOTAL INVESTMENTS                                                  $    193,965      $    201,282
                                                                   ------------      ------------

Cash and cash equivalents                                          $     29,634      $     27,790
Accrued investment income                                                 2,598             2,630
Deferred acquisition costs                                              731,859           655,294
Other assets                                                             21,089            19,341
Due from reinsurers                                                     778,078           797,746
Separate account assets                                              17,353,095        16,022,215
                                                                   ------------      ------------
TOTAL ASSETS                                                       $ 19,110,318      $ 17,726,298
                                                                   ------------      ------------

LIABILITIES AND SHAREHOLDER'S EQUITY  ($ thousands)

LIABILITIES:
   Policyholder liabilities and accruals                           $    139,769      $    139,764
   Payable to affiliates                                                  2,725            10,267
   Notes payable to affiliates                                          372,350           311,100
   Deferred income taxes                                                 54,791            46,533
   Other liabilities                                                     48,085            50,577
   Due to reinsurers                                                    786,713           808,599
   Separate account liabilities                                      17,353,095        16,022,215
                                                                   ------------      ------------
TOTAL LIABILITIES                                                  $ 18,757,528      $ 17,389,055
                                                                   ------------      ------------

SHAREHOLDER'S EQUITY:
   Common stock (par value $1,000 per share-authorized, 3,000
     shares; issued and outstanding, 2,600 shares)                 $      2,600      $      2,600
   Additional paid-in capital                                           207,102           207,102
   Retained earnings                                                    145,179           130,145
   Accumulated other comprehensive loss                                  (2,091)           (2,604)
                                                                   ------------      ------------
Total shareholder's equity                                         $    352,790      $    337,243
                                                                   ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                         $ 19,110,318      $ 17,726,298
                                                                   ============      ============

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



FOR THE THREE MONTHS ENDED MARCH 31 ($ thousands)                      2000          1999
                                                                    ---------      ---------
REVENUES:
     Fees from separate accounts and policyholder funds             $  65,949      $  49,011
     Advisory fees and other distribution revenues                     39,065         26,750
     Premiums                                                              59              9
     Net investment income                                              3,446          3,047
     Net realized investment gains                                       (576)           203
                                                                    ---------      ---------
TOTAL REVENUE                                                       $ 107,943      $  79,020
                                                                    ---------      ---------

BENEFITS AND EXPENSES:
     Policyholder benefits and claims                               $   1,803      $   1,333
     Amortization of deferred acquisition costs                        16,371         15,378
     Other insurance expenses                                          61,784         42,353
     Financing costs                                                    4,780          4,654
                                                                    ---------      ---------
TOTAL BENEFITS AND EXPENSES                                         $  84,738      $  63,718
                                                                    ---------      ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
                                                                    $  23,205      $  15,302
                                                                    ---------      ---------
INCOME TAX EXPENSE                                                  $   8,171      $   5,399
                                                                    ---------      ---------
NET INCOME                                                          $  15,034      $   9,903
                                                                    =========      =========

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)



                                                                                   ACCUMULATED
                                                                                      OTHER          TOTAL
                                        COMMON        ADDITIONAL      RETAINED    COMPREHENSIVE   SHAREHOLDER'S
  ($thousands)                          STOCK       PAID-IN CAPITAL   EARNINGS    INCOME (LOSS)      EQUITY
                                        ------         --------       --------    -------------   -------------
  Balance at January 1, 2000            $2,600         $207,102       $130,145       $(2,604)       $ 337,243
  Comprehensive income (note 3)              -               -          15,034           513           15,547
                                        ------         --------       --------       -------        ---------
  BALANCE, MARCH 31, 2000               $2,600         $207,102       $145,179       $(2,091)       $ 352,790
                                        ======         ========       ========       ========       =========

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
                                                                       ----------------------
($ thousands)                                                            2000          1999
                                                                       --------      --------
OPERATING ACTIVITIES:
Net income                                                             $ 15,034      $  9,903
Adjustments to reconcile net income to net income to net cash used in operating activities:
     Amortization of bond discount and premium                              106           211
     Benefits to policyholders                                            1,803         1,333
     Provision for deferred income tax                                    7,969         3,355
     Net realized investment losses (gains)                                 576          (197)
     Amortization of deferred acquisition costs                          16,371        15,378
     Acquisition costs deferred                                         (92,916)      (45,499)
     Changes in assets and liabilities:
         Accrued investment income                                           32          (227)
         Other assets                                                    (1,748)         (539)
         Payable to affiliates                                           (7,542)        3,987
         Other liabilities                                               (2,492)        1,340
                                                                       --------      --------
Net cash used in operating activities                                  $(62,807)     $(10,955)
                                                                       --------      --------
INVESTING ACTIVITIES:
Fixed-maturity securities sold, matured or repaid                        34,391        15,812
Fixed-maturity securities purchased                                    $(22,444)     $(13,984)
Net change in short-term investments                                     (3,914)       12,808
Net change in policy loans                                                 (616)         (112)
Net change in receivable for undelivered securities                        --         (11,143)
                                                                       --------      --------
Net cash provided by investing activities                              $  7,417      $  3,381
                                                                       --------      --------
FINANCING ACTIVITIES:
Net reinsurance consideration                                          $ (2,218)     $   (357)
Deposits to policyholder funds                                           12,069        10,443
Return of policyholder funds                                            (13,867)       (3,912)
Increase in notes payable to affiliates                                  61,250        12,881
                                                                       --------      --------
Net cash provided by financing activities                              $ 57,234      $ 19,055
                                                                       --------      --------
Increase in cash and cash equivalents during the period                $  1,844      $ 11,481
Cash and cash equivalents at beginning of year                           27,790        10,320
                                                                       --------      --------
BALANCE, END OF PERIOD                                                 $ 29,634      $ 21,801
                                                                       ========      ========

See accompanying notes.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.


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

3.   COMPREHENSIVE INCOME

     Total comprehensive income was as follows:

     FOR THE THREE MONTHS ENDED MARCH 31
     ($ thousands)                                                          2000          1999
                                                                          --------      --------
     NET INCOME                                                           $ 15,034      $  9,903
                                                                          --------      --------
     OTHER COMPREHENSIVE INCOME, NET OF TAX:
       Unrealized holding gains (losses) arising during the year               887        (1,167)
       Less:
       Reclassification adjustment for realized (losses) gains                (374)          132
     included in
            Net Income
                                                                          --------      --------
     Other comprehensive income (loss)                                         513        (1,299)
                                                                          --------      --------
     COMPREHENSIVE INCOME                                                 $ 15,547      $  8,604
                                                                          --------      --------

     Other comprehensive income (loss) is reported net of taxes payable (recoverable) of $289 and ($699) for the three months ended March 31, 2000 and 1999, respectively.

Item 2. Management's Discussion And Analysis of Results of Operations And Financial Condition


OVERVIEW

The Registrant, The Manufacturers Life Insurance Company of North America ("MNA"), (which includes two subsidiaries, The Manufacturers Life Insurance Company of New York ("MNY") and Manufacturers Securities Services ("MSS"), hereinafter with MNA referred to collectively as the "Company"), is a stock life insurance company organized under the laws of Delaware in 1979.

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements.

MNA is a wholly-owned subsidiary of Manulife-Wood Logan Holding Co., Inc. ("MWLH"). MWLH is an indirect wholly-owned subsidiary of The Manufacturers Life Insurance Company ("MLI"); prior to June 1, 1999, MLI indirectly owned 85% of MWLH, and minority shareholders associated with MWLH owned the remaining 15% MLI is a wholly-owned subsidiary of Manulife Financial Corporation ("MFC"), a publicly traded company, based in Toronto, Canada. MFC and its subsidiaries are known collectively as "Manulife Financial."

Manulife Financial is a leading provider of financial protection products and investment management services to individuals, families, businesses and groups in selected international markets. Manulife Financial operates in 15 countries and territories worldwide, with more than 28,000 employees and agents. Funds under management by Manulife Financial were in excess of $112 billion (Cdn) as of December 31, 1999 with a consolidated equity position of $6.5 billion (Cdn).

MNA is licensed to sell fixed and variable annuities, traditional life and variable life insurance, and accident and health insurance in all states except New Hampshire and New York. MNY is an insurance subsidiary licensed to sell fixed and variable annuities, traditional, variable and universal life insurance, and accident and health insurance in the State of New York only. MSS, a majority-owned broker dealer, acts as investment adviser to the Manufacturers Investment Trust ("MIT"), a no-load, open-end management investment company organized as a Massachusetts business trust and is the principal underwriter of the Company's variable annuity and life insurance contracts and is the exclusive distributor of its insurance products in the State of New York.

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

The Company's operations are classified as either wealth management or insurance. Through its wealth management operations, the Company offers wealth management products and services in the form of individual and group annuities as well as 401(k) pension products. Through its insurance operations, the Company offers traditional, universal and variable life insurance products. The Company's reportable operations have been determined based on differences in product features and distribution, and are consistent with the Company's management structure. The remainder of this discussion will focus solely on the wealth management operations of the Company due to the limited assets and revenues associated with the Company's insurance operations which are in a developmental stage.

The Company's primary source of earnings from its wealth management operations are from the sale of annuities and are comprised of fees assessed against policyholder account balances held in the Company's separate accounts including: mortality and expense risk charges, surrender charges, and an annual administrative charge. In addition, the Company earns a spread between the advisory fees charged to manage the separate account assets invested in MIT and the subadvisory fees paid to external managers of those assets. A key factor in the Company's profitability is sustained growth in the underlying assets through market performance coupled with the ability to acquire and retain variable annuity and life deposits. The Company began to sell pension products in 1998. No significant revenues were generated from the sales of these products in either 1999 or 2000.


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


REVIEW OF OPERATING RESULTS

The discussion that follows compares results for the three months ended March 31, 2000 to those for the three months ended March 31, 1999.


2000 Compared to 1999

The Company recorded net income of $15.0 million in 2000 versus net income of $9.9 million in 1999, an increase of $5.1 million or 52%. Revenues grew by 37% to $107.9 million due primarily to growth in fee income earned on additional separate account assets and increased advisory profits associated with additional assets in MIT. Separate account assets at March 31, 2000 compared to March 31, 1999 were higher by $4.7 billion or 37%. The asset growth is attributed to an increase in variable annuity sales and strong equity market performance. Total sales during the first quarter of 2000 were $1.2 billion, an increase of 75% over the same quarter in 1999. Total fees, including advisory fees, generated by separate accounts and policyholder liabilities increased by $29.3 million or 39% in 2000.

The Company incurred total benefits and expenses in 2000 of $84.7 million, an increase of $21.0 million, or 33% compared to 1999. The additional expenses mainly reflect an increase in general operating expenses, additional sub-advisory expenses associated with additional assets in MIT and higher commission financing costs. General operating expenses related to the Company's significant growth increased approximately $8 million in 2000. The Company paid an additional $7.5 million of sub-advisory expenses during the first quarter of 2000. The increase is associated with higher separate account asset levels in MIT, fueled by the addition of 5 new funds in May 1999. The Company's financing costs consist of reinsurance fees and borrowing costs. Reinsurance fees decreased from an expense of $1.1 million at March 31, 1999 to a recovery of $0.5 million at March 31, 2000, which can be attributed to the termination of a reinsurance treaty in 1999. Borrowing costs increased 47% from $3.6 million at March 31, 1999 to $5.3 million at March 31, 2000. The commission financing loan increased by approximately $118 million over March 31, 1999 levels due to higher cash requirements associated with increased sales volumes in the later half of 1999 and Q1 2000.


FINANCIAL POSITION

2000 Compared to 1999

Total assets increased from $17.7 billion at December 31, 1999 to $19.1 billion at March 31, 2000, an increase of $1.4 billion or 8%. Separate account assets increased by 8% over the first quarter of 2000 and represent 91% of total assets as the Company continues to focus on its variable option annuity products. The Company continues to own high quality investment grade fixed maturity investments to support its general account liabilities and shareholder's equity. The Company's DAC asset grew by 12% as the Company experienced increased annuity sales volumes during the first quarter of 2000. The Company deferred the related costs, net of current amortization, associated with those sales.

Total liabilities have increased proportionately with the growth in the related assets, primarily in the Company's separate accounts. During the first quarter of 2000, the Company borrowed an additional $61.3 million from MLI to support its sales volumes and related acquisition expenses.

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

Based on the Company's overall exposure to interest rate and equity price risks, the Company believes that changes in market rates would not materially affect the consolidated near-term financial position, results of operations or cashflows of the Company as of March 31, 2000. Refer to the Company's Annual Report on form 10-K for a more detailed discussion of market risks.

PART II--OTHER INFORMATION


Item 1 - Legal Proceedings

         No reportable events

Item 2 - Changes In Securities

         (a) and (b) No reportable events

         (c)

The Company currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). Manufacturers Securities Services, LLC, a majority owned subsidiary of the Company is the principal underwriter of the contracts and Manulife-Wood Logan Co., Inc., an affiliate of the Company, is the promotional agent. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the subaccounts in which the contract is invested. As of March 31, 2000, the total variable assets in the Venture Group Annuity was $ 77,305,071.

Items 3 - Defaults Upon Senior Securities

No reportable events

Item 4 - Submission Of Matters To A Vote Of Security Holders

No reportable events

Item 5 - Other Information

No reportable events

Item 6A - Exhibits

(3) Exhibits (the Registrant is also referred to as the "Company")

Exhibit No.   Description
-----------   -----------
1(a)          Underwriting Agreement between the Company and Manufacturers
              Securities Services, LLC, formerly NASL Financial Services, Inc.
              (Underwriter) -- Incorporated by reference to Exhibit (b)(3)(i) to
              Form N-4, file number 33-76162, filed March 1, 1999.

1(b)i Promotional Agent Agreement between Manufacturers Securities Services, LLC, formerly NASL Financial Services, Inc. (Underwriter), the Company and Wood Logan Associates, Inc. (Promotional Agent) -- Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4, file number 33-76162, filed April 29, 1997 on behalf of The Manufacturers Life Insurance Company of North America Separate Account A.

1(b)ii Amendment to Promotional Agent Agreement -- Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4, file number 33-76162, filed February 25, 1988 on behalf of The Manufacturers Life Insurance Company of North America Separate Account A.

2             Not Applicable

3(i)(a) Certificate of Incorporation of the Company -- Incorporated by reference to Form 10Q, file number 812-06037, filed November 14, 1997 on behalf of The Manufacturers Life Insurance Company of North America.

3(i)(b) Certificate of Amendment of Certificate of Incorporation of the Company, Name Change, July 1984 -- Incorporated by reference to Form 10Q, file number 812-06037, filed November 14, 1997 on behalf of The Manufacturers Life Insurance Company of North America.

3(i)(c) Certificate of Amendment of Certificate of Incorporation of the Company, Authorization of Capital, December 1994 -- Incorporated by reference to Form 10Q, file number 812-06037, filed
              November 14, 1997 on behalf of The Manufacturers Life Insurance Company of North America.

3(i)(d) Certificate of Amendment of Certificate of Incorporation of the Company, Name Change, March 1997 -- Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1, file number 333-6011, filed October 9, 1997 on behalf of The Manufacturers Life Insurance Company of North America.

3(i)(e) Certificate of Amendment of Certificate of Incorporation of the Company, Registered Agent, July 1997 -- Incorporated by reference to Form 10Q, file number 812-06037, filed November 14, 1997 on behalf of The Manufacturers Life Insurance Company of North America.

3(ii) Amended and Restated By-Laws of the Company -- Incorporated by reference to Form 10Q, file number 812-06037, filed November 14, 1997 on behalf of The Manufacturers Life Insurance Company of North America.

4(i) Form of Individual Single Payment Deferred Fixed Annuity Non-Participating Contract -- Incorporated by reference to Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

4(ii)         Form of Group Single Payment Deferred Fixed Annuity
              Non-Participating Contract -- Incorporated by reference to Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

4(iii) Individual Retirement Annuity Endorsement -- Incorporated by reference to Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

4(iv) ERISA Tax-Sheltered Annuity Endorsement -- Incorporated by reference to Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

4(v)          Tax-Sheltered Annuity Endorsement -- Incorporated by reference to
              Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

4(vi)         Section 401 Plans Endorsement -- Incorporated by reference to
              Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

5 Opinion and Consent of James D. Gallagher, Esq. -- Incorporated by reference to Exhibit 5 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

6             Not Applicable

7             Not Applicable

8             Not Applicable

9             Not Applicable

10(i) Form of broker-dealer agreement between the Company, Manufacturers Securities Services, LLC, formerly NASL Financial Services, Inc. (underwriter), Wood Logan Associates, Inc. (Promotional Agent) and broker-dealers -- Incorporated by reference to Exhibit (b)(3)(iii) to pre-effective amendment no. 1 to Form N-4, file number 33-9960, filed February 2, 1987 on behalf of the NASL Variable Account of the Company, now known as The Manufacturers Life Insurance Company of North America Separate Account A

(10)(ii) Reinsurance and Guaranteed Death Benefits Agreement between the Company and Connecticut General Life Insurance Company -- Incorporated by reference to Exhibit (b)(7)(i) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

(10)(iii) Reinsurance Agreement between the Company and PaineWebber Life Insurance Company -- Incorporated by reference to Exhibit
              (b)(7)(iii) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

(10)(iv) Coinsurance Agreement between the Company and Peoples Security Life Insurance Company -- Incorporated by reference to Exhibits
              (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

(10)(v) Reinsurance and Accounts Receivable Agreements between the Company and ITT Lyndon Life -- Incorporated by reference to Exhibits
              (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

(10)(vi) Automatic Modified-Coinsurance Reinsurance Agreement between the Company and Transamerica Occidental Life Insurance Company -- Incorporated by reference to Exhibits (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

(10)(vii) Automatic Yearly Renewable Term Reinsurance Agreement between the Company and Transamerica Occidental Life Insurance Company -- Incorporated by reference to Exhibits (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

(10)(viii) Amendment No. 1 to the Variable Annuity Guaranteed Death Benefit Reinsurance Agreement between the Company and Connecticut General Life Insurance Company -- Incorporated by reference to Exhibits
              (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

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

22            Not Applicable

23(i)         Not Applicable

23(ii)        Not Applicable

24 (i) Power of Attorney -- John D. Richardson, Director and Chairman of the Company -- Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4, file number 33-76162, filed April 29, 1997 on behalf of The Manufacturers Life Insurance Company of North America Separate Account A.

24(ii) Power of Attorney -- David W. Libbey, Principal Financial Officer of the Company -- Incorporated by reference to Form 10Q, file number 812-06037, filed November 14, 1997 on behalf of The Manufacturers Life Insurance Company of North America.

24(iii) Power of Attorney -- Peter Hutchison, Director of the Company -- Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4, file number 33-76162, filed February 25, 1988 on behalf of The Manufacturers Life Insurance Company of North America Separate Account A.

24(iv) Power of Attorney -- John D. DesPrez III -- Incorporated by reference to Exhibit (14)(iv) to post-effective amendment no. 1 to Form N-4, file number 333-38081 filed April 19, 1999.

25            Not Applicable

26            Not Applicable

27            Financial Data Schedule -- Filed herein.

28            Not Applicable


ITEM 6B -- REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
(Registrant)



By:  /s/ DAVID W. LIBBEY
    --------------------
    David W. Libbey
    Vice President, Treasurer and Chief Financial Officer
    (Principal Financial Officer and Duly Authorized Officer)


Date: May 15, 2000

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
27                Financial data schedule for quarter ended March 31, 2000