Form 10-Q
period 2000-06-30
MANUFACTURERS LIFE INSURANCE CO OF NORTH AMERICA
filed 2000-08-11
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                              ---------------------

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

            __X__ Yes                                            _____ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of June 30, 2000 was 2,600.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA


                          Quarterly Report on Form 10-Q
                       For the period ended June 30, 2000

                                Table of Contents
--------------------------------------------------------------------------------



                                                                                                                               Page
Part I         Financial Information                                                                                            3
Item 1.        Consolidated Financial Statements                                                                                3
               Consolidated Balance Sheets as at June 30, 2000 and December 31, 1999                                            3
               Consolidated Statements of Income for the three months and six months ended June 30, 2000 and 1999               4
               Consolidated Statement of Changes in Shareholder's Equity as of June 30, 2000                                    5
               Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999                            6
               Notes to Consolidated Financial Statements                                                                       7
Item 2.        Management's Discussion and Analysis of Results of Operations and Financial Condition                            8
Part II        Other Information
Item 1         Legal Proceedings                                                                                                12
Item 2         Changes in Securities                                                                                            12
Item 3         Defaults upon Senior Securities                                                                                  12
Item 4         Submission of Matters to a Vote of Security Holders                                                              12
Item 5         Other Information                                                                                                12
Item 6A        Exhibits                                                                                                         12
Item 6B        Reports on Form 8-K                                                                                              15

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED BALANCE SHEETS

                                                                                  AS AT                   AS AT
                                                                                JUNE 30             DECEMBER 31
ASSETS  ($ thousands)                                                              2000                    1999
-----------------------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)
INVESTMENTS
   Fixed maturity securities available-for-sale, at fair value
   (amortized cost:  2000 $135,373; 1999 $156,382)                       $      131,908        $       152,922
   Short-term investments                                                        52,221                 41,311
   Policy loans                                                                   8,563                  7,049
-----------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                        $      192,692        $       201,282
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                $       20,767        $        27,790
Accrued investment income                                                         2,137                  2,630
Deferred acquisition costs                                                      788,499                655,294
Other assets                                                                     23,608                 19,341
Due from reinsurers                                                             771,750                797,746
Separate account assets                                                      17,324,315             16,022,215
-----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $   19,123,768        $    17,726,298
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY  ($ thousands)
-----------------------------------------------------------------------------------------------------------------
LIABILITIES:
   Policyholder liabilities and accruals                                 $      138,646        $       139,764
   Payable to affiliates                                                          6,301                 10,267
   Notes payable to affiliates                                                  409,350                311,100
   Payable for undelivered securities                                             1,858                      -
   Deferred income taxes                                                         58,399                 46,533
   Other liabilities                                                             46,414                 50,577
   Due to reinsurers                                                            780,093                808,599
   Separate account liabilities                                              17,324,315             16,022,215
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        $   18,765,376        $    17,389,055
-----------------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY:
   Common stock (par value $1,000 per share-authorized, 3,000
     shares; issued and outstanding, 2,600 shares)                       $        2,600        $         2,600
   Additional paid-in capital                                                   207,102                207,102
   Retained earnings                                                            152,328                130,145
   Accumulated other comprehensive loss                                          (3,638)                (2,604)
-----------------------------------------------------------------------------------------------------------------
Total shareholder's equity                                               $      358,392        $       337,243
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                               $   19,123,768        $    17,726,298
-----------------------------------------------------------------------------------------------------------------

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30                       JUNE 30
 ($ thousands)                                                        2000         1999             2000         1999
---------------------------------------------------------------------------------------------------------------------

REVENUES:
     Fees from separate accounts and policyholder funds           $ 68,788     $ 52,584       $  134,737   $  101,595
     Advisory fees and other distribution revenues                  40,674       29,693           79,739       56,443
     Premiums                                                            8           14               67           23
     Net investment income                                           3,386        3,150            6,832        6,197
     Net realized investment gains (losses)                           (484)        (169)          (1,060)          34
---------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                     $112,372     $ 85,272       $  220,315   $  164,292
---------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES:
     Benefits to policyholders                                    $  1,907     $  1,385       $    3,710   $    2,718
     Amortization of deferred acquisition costs                     30,785        9,254           47,156       24,632
     Other insurance expenses                                       62,042       47,727          123,826       90,086
     Financing costs                                                 6,517        2,464           11,297        7,112
---------------------------------------------------------------------------------------------------------------------
TOTAL BENEFITS AND EXPENSES                                       $101,251     $ 60,830       $  185,989   $  124,548
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                        $ 11,121     $ 24,442       $   34,326   $   39,744
---------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE                                                $  3,972     $  8,718       $   12,143   $   14,117
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $  7,149     $ 15,724       $   22,183   $   25,627
---------------------------------------------------------------------------------------------------------------------




See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)



                                                                                        ACCUMULATED
                                                                                          OTHER           TOTAL
                                             COMMON       ADDITIONAL      RETAINED     COMPREHENSIVE  SHAREHOLDER'S
  ($thousands)                                STOCK    PAID-IN CAPITAL    EARNINGS        INCOME         EQUITY
  -------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2000                 $2,600         $207,102       $130,145       $(2,604)      $  337,243
  Comprehensive income (note 3)                   -                -         22,183        (1,034)          21,149
  -------------------------------------------------------------------------------------------------------------------
  BALANCE, JUNE 30, 2000                     $2,600         $207,102       $152,328       $(3,638)      $  358,392
  -------------------------------------------------------------------------------------------------------------------



See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)


                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30
($ thousands)                                                                                2000              1999
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                            $    22,183       $    25,627
Adjustments to reconcile net income to net income to net cash used in operating activities:
     Amortization of bond discount and premium                                                143               416
     Benefits to policyholders                                                              3,710             2,718
     Provision for deferred income tax                                                     12,423             7,710
     Net realized investment losses (gains)                                                 1,060               (34)
     Amortization of deferred acquisition costs                                            47,156            24,632
     Acquisition costs deferred                                                          (181,878)         (100,512)
     Changes in assets and liabilities:
         Accrued investment income                                                            493              (542)
         Other assets                                                                      (4,267)             (365)
         Payable to affiliates                                                             (3,966)           10,491
         Other liabilities                                                                 (4,163)             (481)
--------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                 $  (107,106)      $   (30,340)
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Fixed-maturity securities sold, matured or repaid                                          68,075            64,433
Fixed-maturity securities purchased                                                   $   (48,269)      $   (67,723)
Net change in short-term investments                                                      (10,979)          (11,578)
Net change in policy loans                                                                 (1,514)             (275)
Net change in receivable for undelivered securities                                             -           (11,643)
Net change in payable for undelivered securities                                            1,858            14,208
--------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used in) investing activities                                   $     9,171       $   (12,578)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net reinsurance consideration                                                         $    (2,510)      $        76
Deposits to policyholder funds                                                             25,056            26,246
Return of policyholder funds                                                              (29,884)           (6,756)
Increase in notes payable to affiliates                                                    98,250            22,281
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             $    90,912       $    41,847
--------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents during the period                               $    (7,023)      $    (1,071)
Cash and cash equivalents at beginning of year                                             27,790            10,320
--------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                                $    20,767       $     9,249
--------------------------------------------------------------------------------------------------------------------

See accompanying notes.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

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

3.       COMPREHENSIVE INCOME

                  Total comprehensive income was as follows:


                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
          COMPREHENSIVE INCOME:                                 JUNE 30                     JUNE 30
          ($ thousands)                                      2000            1999          2000         1999
          ---------------------------------------------------------------------------------------------------
          NET INCOME                                     $  7,149     $    15,724     $  22,183  $    25,627
          ---------------------------------------------------------------------------------------------------
          OTHER COMPREHENSIVE INCOME, NET OF TAX:
          Unrealized  holding gains (losses)  arising
          during the year                                  (1,232)         (1,318)                    (2,485)
                                                                                           (345)
          Less:
          Reclassification  adjustment  for  realized
          (gains) losses included in net income              (315)            110          (689)         (22)
          ---------------------------------------------------------------------------------------------------
          Other comprehensive income (loss)                (1,547)         (1,208)       (1,034)      (2,507)
          ---------------------------------------------------------------------------------------------------
          COMPREHENSIVE INCOME                           $  5,602     $    14,516     $  21,149  $    23,120
          ---------------------------------------------------------------------------------------------------

         Other comprehensive income (loss) is reported net of taxes payable (recoverable) of $(833) and $(650) for the three months and $(557) and $(1,350) for the six months ended June 30, 2000 and 1999, respectively.

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

Manulife Financial is a leading provider of financial protection products and investment management services to individuals, families, businesses and groups in selected international markets. Manulife Financial operates in 15 countries and territories worldwide, with more than 28,000 employees and agents. Funds under management by Manulife Financial were in excess of $112 billion (Cdn) as of December 31, 1999 with a consolidated surplus position of $6.5 billion (Cdn).

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

The Company, along with The Manufacturers Life Insurance Company, enjoys strong financial ratings that enhance its ability to attract new sales and retain assets. Distributors and consumers of variable and fixed annuity products utilize the relative financial strength ratings as a criteria in choosing an annuity carrier. The Company has received financial strength ratings of A++ (Superior) by A.M. Best, AA+ (Very Strong) by Standards and Poor's and Aa2 (Excellent) by Moody's Investor Services. The Company is rated AAA (Highest) by Fitch in terms of its ability to meet contractual obligations to policyholders.

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



FORWARD-LOOKING STATEMENTS

Certain information included herein is forward-looking with respect to the Company, including its business operations and strategy and financial performance and condition. These statements generally can be identified by the use of forward-looking words such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe" or "continue" or the negative thereof or similar variations. Although management believes that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties and actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations include among other things, general economic and market factors such as interest rates, business competition and changes in government regulations or in tax laws.


REVIEW OF OPERATING RESULTS

The discussion that follows compares results for the three months ended June 30, 2000 to those for the three months ended June 30, 1999.


2000 Compared to 1999

The Company recorded net income of $7.1 million in 2000 versus net income of $15.7 million in 1999, a decrease of $8.6 million or 55%. Revenues grew by 32% to $112.4 million due primarily to growth in fee income earned on additional separate account assets and increased advisory profits associated with additional assets in MIT. Separate account assets at June 30, 2000 compared to June 30, 1999 were higher by $3.4 billion or 25%. The asset growth is attributed to an increase in variable annuity sales and strong equity market performance in late 1999 and the first quarter of 2000. Total sales during the second quarter of 2000 were $1.1 billion, an increase of 36% over the same quarter in 1999. Total fees, including advisory fees and fees generated by separate accounts and policyholder funds increased by $27.2 million or 33% in 2000.

The Company incurred total benefits and expenses in 2000 of $101.3 million, an increase of $40.5 million, or 67% compared to 1999. The additional expenses mainly reflect an increase in Deferred Acquisition Cost (DAC) amortization, selling, administrative and operating expenses, additional sub-advisory expenses associated with additional assets in MIT and higher commission financing costs. The amortization of DAC increased by $21.5 million during the second quarter of 2000, due to a higher DAC balance and poor overall equity market performance related to the Company's separate account assets. Due to poor fund performance in Q2 2000, there was additional DAC amortization for the quarter as compared to favorable investment growth for Q2 1999, which caused a slower amortization of DAC for that reporting period. Selling, administrative and operating expenses increased approximately $8.0 million in 2000 due to the Company's significant growth. The Company paid an additional $6.4 million of sub-advisory expenses during the second quarter of 2000 due to higher separate account asset levels in MIT, fueled by the addition of 8 new funds in May 2000. The Company's financing costs consist of reinsurance fees and borrowing costs. Reinsurance costs increased from a recovery of $1.2 million at June 30, 1999 to a recovery of $0.1 million at June 30, 2000. Borrowing costs increased 83% from $3.6 million at June 30, 1999 to $6.6 million at June 30, 2000. The commission financing loan increased by approximately $146.0 million over June 30, 1999 levels due to higher cash requirements associated with increased sales volumes at Q2 2000 and the second half of 1999.


The discussion that follows compares results for the six months ended June 30, 2000 to those for the six months ended June 30, 1999.


2000 Compared to 1999

The Company recorded net income of $22.2 million in 2000 versus net income of $25.6 million in 1999, a decrease of $3.4 million or 13%. Revenues grew by 34% to $220.3 million due primarily to growth in fee income earned on additional separate account assets and increased advisory profits associated with additional assets in MIT. Total sales during the first half of 2000 were $2.3 billion, an increase of 53% over the same period in 1999. Total fees, including advisory fees, and fees generated by separate accounts and policyholder funds increased by $56.4 million or 36% in 2000.

The Company incurred total benefits and expenses in 2000 of $186.0 million, an increase of $61.5 million, or 49% compared to 1999. The additional expenses mainly reflect an increase in DAC amortization, selling, administrative and operating expenses, additional sub-advisory expenses associated with additional assets in MIT and higher commission financing costs. The amortization of DAC increased by $22.5 million through the second quarter of 2000 compared to the same period for 1999. The increase can be attributed to a higher DAC balance and poor overall equity market performance related to the Company's separate account assets. Due to poor fund performance through the second quarter of 2000, there was additional DAC amortization for the period, as compared to favorable investment growth for the same period in 1999, which caused a slower amortization of DAC for that reporting period. Selling, administrative and operating expenses increased approximately $19.0 million in 2000 due to the Company's significant growth. The Company paid an additional $13.9 million of sub-advisory expenses during the first half of 2000 due to higher separate account asset levels in MIT, fueled by the addition of 13 new funds in the fourth quarter of 1999 and first half of 2000. The Company's financing costs consist of reinsurance costs and borrowing costs. Reinsurance costs decreased from a recovery of $0.1 million at June 30, 1999 to a recovery of $0.6 million at June 30, 2000. Borrowing costs increased 65% from $7.2 million at June 30, 1999 to $11.9 million at June 30, 2000. The commission financing loan increased by approximately $146.0 million over June 30, 1999 levels due to higher cash requirements associated with increased sales volumes over the last four quarters.

FINANCIAL POSITION

2000 Compared to 1999

Total assets increased from $17.7 billion at December 31, 1999 to $19.1 billion at June 30, 2000, an increase of $1.4 billion or 8%. Separate account assets increased by 8% over the first half of 2000 and represent 91% of total assets as the Company continues to focus on its variable option annuity products. The Company continues to own high quality investment grade fixed maturity investments to support its general account liabilities and shareholder's equity. The Company's DAC asset grew by 20% as the Company experienced increased annuity sales volumes during the first half of 2000. The Company deferred the related costs, net of current amortization, associated with those sales.

Total liabilities have increased proportionately with the growth in the related assets, primarily in the Company's separate accounts. During the first half of 2000, the Company borrowed an additional $98.3 million from MLI to support its sales volumes and related acquisition expenses.


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

Based on the Company's overall exposure to interest rate and equity price risks, the Company believes that changes in market rates would not materially affect the consolidated near-term financial position, results of operations or cashflows of the Company as of June 30, 2000. Refer to the Company's Annual Report on form 10-K for a more detailed discussion of market risks.

PART II--OTHER INFORMATION


Item 1 -- Legal Proceedings

          No reportable events

Item 2 -- Changes In Securities

          (a) and (b) No reportable events

          (c)

The Company currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). Manufacturers Securities Services, LLC, a majority owned subsidiary of the Company is the principal underwriter of the contracts and Manulife-Wood Logan Co., Inc., an affiliate of the Company, is the promotional agent. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the subaccounts in which the contract is invested. As of June 30, 2000, the total variable assets in the Venture Group Annuity was $53,047,111.

Items 3 -- Defaults Upon Senior Securities

No reportable events

Item 4 -- Submission Of Matters To A Vote Of Security Holders

No reportable events

Item 5 -- Other Information

No reportable events

Item 6A -- Exhibits

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

4(iii) Individual Retirement Annuity Endorsement -- Incorporated by reference to Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

4(iv) ERISA Tax-Sheltered Annuity Endorsement -- Incorporated by reference to Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

4(v) Tax-Sheltered Annuity Endorsement -- Incorporated by reference to Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

4(vi) Section 401 Plans Endorsement -- Incorporated by reference to Exhibit 4 to Registration Statement on Form S-1, file number 33-6011, filed June 14, 1996

5 Opinion and Consent of James D. Gallagher, Esq. -- Incorporated by reference to Exhibit 5 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

6                   Not Applicable

7                   Not Applicable

8(ii) Amendment to Remote Service Agreement dated March 1999 between Manufacturers Life Insurance Company of North America and CSC Continuum Inc. -- Incorporated by reference to Post Effective Amendment No. 9 to the Registration Statement on Form N-4, file number 33-76162, filed April 27, 2000

9                   Not Applicable

10(i) Form of broker-dealer agreement between the Company, Manufacturers Securities Services, LLC, formerly NASL Financial Services, Inc. (underwriter), Wood Logan Associates, Inc. (Promotional Agent) and broker-dealers -- Incorporated by reference to Exhibit (b)(3)(iii) to pre-effective amendment no. 1 to Form N-4, file number 33-9960, filed February 2, 1987 on behalf of the NASL Variable Account of the Company, now known as The Manufacturers Life Insurance Company of North America Separate Account A

(10)(ii) Reinsurance and Guaranteed Death Benefits Agreement between the Company and Connecticut General Life Insurance Company -- Incorporated by reference to Exhibit (b)(7)(i) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

(10)(iii) Reinsurance Agreement between the Company and PaineWebber Life Insurance Company -- Incorporated by reference to Exhibit (b)(7)(iii) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

(10)(iv) Coinsurance Agreement between the Company and Peoples Security Life Insurance Company -- Incorporated by reference to Exhibits (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

(10)(v) Reinsurance and Accounts Receivable Agreements between the Company and ITT Lyndon Life -- Incorporated by reference to Exhibits (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

(10)(vi) Automatic Modified -- Coinsurance Reinsurance Agreement between the Company and Transamerica Occidental Life Insurance Company -- Incorporated by reference to Exhibits
                    (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

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

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
(Registrant)



By: /s/ DAVID W. LIBBEY
    ----------------------------------------------------------
    David W. Libbey
    Vice President, Treasurer and Chief Financial Officer
    (Principal Financial Officer and Duly Authorized Officer)


Date: August 11, 2000

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
27                Financial data schedule for quarter ended June 30, 2000