Form 10-Q
period 2000-09-30
MANUFACTURERS LIFE INSURANCE CO OF NORTH AMERICA
filed 2000-11-14
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                              ---------------------

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

           __X__ Yes                                      _____ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of September 30, 2000 was 2,600.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA


                          Quarterly Report on Form 10-Q
                     For the period ended September 30, 2000

                                Table of Contents





                                                                                                                              Page
Part I    Financial Information                                                                                                3
Item 1    Consolidated Financial Statements                                                                                    3
          Consolidated Balance Sheets as at September 30, 2000 and December 31, 1999                                           3
          Consolidated Statements of Income for the three months and nine months ended September 30, 2000 and 1999             4
          Consolidated Statement of Changes in Shareholder's Equity as of September 30, 2000                                   5
          Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999                          6
          Notes to Consolidated Financial Statements                                                                           7
Item 2    Management's Discussion and Analysis of Results of Operations and Financial Condition                                9
Part II   Other Information                                                                                                    12
Item 1    Legal Proceedings                                                                                                    12
Item 2    Changes in Securities                                                                                                12
Item 3    Defaults upon Senior Securities                                                                                      12
Item 4    Submission of matters to a vote of Security Holders                                                                  12
Item 5    Other Information                                                                                                    12
Item 6A   Exhibits                                                                                                             12
Item 6B   Reports on Form 8-K                                                                                                  15

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
CONSOLIDATED BALANCE SHEETS

                                                                            As at                   As at
                                                                     September 30             December 31
ASSETS  ($ thousands)                                                        2000                    1999
----------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
INVESTMENTS
   Fixed maturity securities available-for-sale, at fair value
   (amortized cost:  2000 $150,362; 1999 $156,382)                 $      148,956        $       152,922
   Short-term investments                                                  40,878                 41,311
   Policy loans                                                             9,371                  7,049
----------------------------------------------------------------------------------------------------------------
Total investments                                                  $      199,205        $       201,282
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                          $       13,927        $        27,790
Accrued investment income                                                   2,678                  2,630
Deferred acquisition costs                                                867,803                655,294
Other assets                                                               25,287                 19,341
Due from reinsurers                                                       767,476                797,746
Separate account assets                                                17,931,668             16,022,215
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $   19,808,044        $    17,726,298
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY  ($ thousands)
----------------------------------------------------------------------------------------------------------------
LIABILITIES:
   Policyholder liabilities and accruals                           $      904,603        $       937,510
   Payable to affiliates                                                   11,984                 10,267
   Notes payable to affiliates                                            398,550                311,100
   Deferred income taxes                                                   37,824                 46,533
   Other liabilities                                                       55,047                 61,430
   Separate account liabilities                                        17,931,668             16,022,215
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                  $   19,339,676        $    17,389,055
----------------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY:
   Common stock (par value $1,000 per share-authorized,
     3,000 shares; issued and outstanding, 2,600 shares)           $        2,600        $         2,600
   Additional paid-in capital                                             260,102                207,102
   Retained earnings                                                      207,168                130,145
   Accumulated other comprehensive loss                                    (1,502)                (2,604)
----------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDER'S EQUITY                                         $      468,368        $       337,243
----------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholder's Equity                         $   19,808,044        $    17,726,298
----------------------------------------------------------------------------------------------------------------

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30                      September 30


 ($ thousands)                                                            2000            1999              2000          1999
------------------------------------------------------------------------------------------------------------------------------------
REVENUES:
  Fees from separate accounts and policyholder funds               $    73,600     $    56,454         $  208,337     $  158,049
  Advisory fees and other distribution revenues                         44,513          31,874            124,252         88,317
  Premiums                                                                 170               4                237             27
  Net investment income                                                  3,033           3,226              9,865          9,423
  Net realized investment (losses)                                       (358)           (198)             (1,418)          (164)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                      $   120,958     $    91,360         $  341,273     $  255,652
------------------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES:
  Benefits to policyholders                                        $     2,099     $     1,927         $    5,809     $    4,645
  Amortization of deferred acquisition costs                            14,916          20,071             62,072         44,703
  Other insurance expenses                                              61,766          48,427            185,592        138,513
  Financing costs                                                        8,328           3,837             19,625         10,949
------------------------------------------------------------------------------------------------------------------------------------
TOTAL BENEFITS AND EXPENSES                                          $  87,109     $    74,262         $  273,098     $  198,810
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME (BENEFITS) / TAXES                            $    33,849     $    17,098         $   68,175     $   56,842
------------------------------------------------------------------------------------------------------------------------------------
INCOME TAX (BENEFIT) / EXPENSE                                     $  (20,991)     $     6,033         $   (8,848)    $   20,150
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                         $    54,840     $    11,065         $   77,023     $   36,692
------------------------------------------------------------------------------------------------------------------------------------



See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)




                                                                                         Accumulated
                                                                                             Other          Total
                                            Common       Additional                       Comprehensive  Shareholder's
($ thousands)                                Stock    Paid-in Capital Retained Earnings  (Loss) Income      Equity
-------------------------------------------------------------------------------------------------------------------


Balance at January 1, 2000                  $2,600         $207,102       $ 130,145       $(2,604)      $  337,243
Capital contribution by parent                   -           53,000               -             -           53,000
Comprehensive income                             -                -          77,023         1,102           78,125
-------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000                 $2,600         $260,102       $ 207,168       $(1,502)      $  468,368
-------------------------------------------------------------------------------------------------------------------

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)


                                                                                                Nine Months Ended
                                                                                                  September 30
($ thousands)                                                                                2000               1999
----------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                            $    77,023       $     36,692
Adjustments to reconcile net income to net cash used in operating activities:
     Amortization of bond discount and premium                                                103                586
     Benefits to policyholders                                                              5,809              4,645
     Provision for deferred income tax                                                     (9,301)            15,386
     Net realized investment losses                                                         1,418                164
     Amortization of deferred acquisition costs                                            62,072             44,703
     Acquisition costs deferred                                                          (274,901)          (166,185)
     Changes in miscellaneous assets and liabilities:
         Accrued investment income                                                            (48)            (5,396)
         Other assets                                                                      (5,946)            (3,870)
         Payable to affiliates                                                              1,717             23,036
         Other liabilities                                                                 (6,383)            (6,892)
----------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                                     $  (148,437)      $    (57,131)
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Fixed-maturity securities sold, matured or repaid                                          88,048             83,371
Fixed-maturity securities purchased                                                   $   (83,535)      $    (88,588)
Net change in short-term investments                                                          379              4,506
Net change in policy loans                                                                 (2,322)              (583)
Net change in receivable for undelivered securities                                             -               (175)
Net change in payable for undelivered securities                                                -             11,407
----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY INVESTING ACTIVITIES                                                 $     2,570       $      9,938
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net reinsurance consideration                                                         $    30,270       $   (129,238)
Deposits to policyholder funds                                                             41,600             35,341
Return of policyholder funds                                                             (80,316)            117,101
Increase in notes payable to affiliates                                                    87,450             40,981
Capital contribution by parent                                                             53,000                  -
----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                 $   132,004       $     64,185
----------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents during the period                    $   (13,863)           $16,992
Cash and cash equivalents at beginning of year                                             27,790             10,320
----------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                                $    13,927       $     27,312
----------------------------------------------------------------------------------------------------------------------



See accompanying notes.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.       ORGANIZATION

         The Company is a wholly-owned subsidiary of Manulife-Wood Logan Holding Co., Inc. ("MWLH"). MWLH is an indirect wholly-owned subsidiary of The Manufacturers Life Insurance Company ("MLI"). Prior to June 1, 1999, MLI indirectly owned 85% of MWLH, and minority shareholders associated with MWLH owned the remaining 15%. MLI is a wholly-owned subsidiary of Manulife Financial Corporation ("MFC"), a publicly traded company based in Toronto, Canada. MFC and its subsidiaries are known collectively as "Manulife Financial."

         MNA is licensed to sell fixed and variable annuities, traditional life and variable life insurance, and accident and health insurance in all states except New Hampshire and New York. MNA has two subsidiaries, The Manufacturers Life Insurance Company of New York ("MNY") and Manufacturers Securities Services, LLC ("MSS"). MNY is an insurance subsidiary licensed to sell fixed and variable annuities, traditional, variable and universal life insurance, and accident and health insurance in the State of New York only. MSS is a majority-owned broker dealer which acts as investment adviser to the Manufacturers Investment Trust ("MIT"), a no-load, open-end management investment company organized as a Massachusetts business trust. MSS is the principal underwriter of the Company's variable annuity and life insurance contracts and is the exclusive distributor of its insurance products in the State of New York.

2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

3.       RECENT ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement also addresses contracts that contain embedded derivatives, such as certain insurance contracts. SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities on the balance sheet at fair value. In July 1999, the FASB issued

         Statement 137, which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which made certain changes to the hedging provisions of SFAS No. 133, and is effective concurrent with SFAS No. 133.

         The Company has evaluated the accounting implications of SFAS No. 133 and determined that there is a potential embedded derivative in a product which has ultimately been reinsured. Due to the reinsurance transaction, there will be no income statement impact, although the product will be recorded at fair value on the balance sheet.

4.       COMPREHENSIVE INCOME


         Total comprehensive income was as follows:

                                                         Three Months Ended             NINE MONTHS ENDED
                                                             September 30                  SEPTEMBER 30


COMPREHENSIVE INCOME:
($ thousands)                                          2000         1999                 2000            1999
---------------------------------------------------------------------------------------------------------------
Net income                                       $     54,840     $      11,065    $     77,023    $     36,692
---------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding losses arising during the year
                                                        2,369              (581)          2,024          (3,066)
Less:
Reclassification adjustment for realized (gains)
losses included in net income
                                                         (233)              129            (922)            107
---------------------------------------------------------------------------------------------------------------
Other comprehensive (income) loss                       2,136              (452)          1,102          (2,959)
---------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                             $     56,976     $      10,613    $     78,125    $     33,733
---------------------------------------------------------------------------------------------------------------


         Other comprehensive loss is reported net of taxes (payable) recoverable of ($1,150) and $243 for the three months and $(593) and $1,594 for the nine months ended September 30, 2000 and 1999, respectively.

5.       SEGMENTED INFORMATION

         The Company's operations are classified as either wealth management or insurance. Through its wealth management operations, the Company offers wealth management products and services in the form of individual and group annuities as well as 401(k) pension products. Through its insurance operations, the Company offers traditional, universal and variable life insurance products. The Company's reportable operations have been determined based on differences in product features and distribution, and are consistent with the Company's management structure. The insurance operations are considered by management to be in a developmental stage and thus not material.

 6.      RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 2. Management's Discussion And Analysis of Results of Operations And Financial Condition


OVERVIEW

The Manufacturers Life Insurance Company of North America (hereinafter referred to as "MNA" or the "Company") reported net income of $54.8 million for the third quarter ended September 30, 2000, a substantial increase over the 1999 figure of $11.1 million. The main contributor to the increase is a $33.1 million reduction in tax expense resulting from a new IRS technical memorandum that clarified the dividends received deduction associated with fees earned from the separate account operations. For the nine months ended September 30, 2000, net income was $77.0 million, up from $36.7 million in 1999.

REVIEW OF OPERATING RESULTS

The Company has two segments, wealth management and insurance. The insurance operations are considered by management to be in a developmental stage. The following analysis of the consolidated results of operations and financial condition of MNA should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements for the quarter ended September 30, 2000. The discussion will focus solely on the wealth management operations of the Company due to the limited assets and revenues associated with the insurance operations.

The Company's primary source of earnings in its wealth management operations are from the sale of annuities and are comprised of fees assessed against policyholder account balances held in the Company's separate accounts. Such fees include mortality and expense risk charges, surrender charges, and an annual administrative charge. In addition, the Company earns a spread between the advisory fees charged to manage the separate account assets invested in the Manufacturers Investment Trust, a no-load, open-end management investment company, and the sub-advisory fees paid to external managers of those assets. A key factor in the Company's profitability is sustained growth in the underlying assets through market performance coupled with the ability to acquire and retain new variable annuity and life deposits. The Company began to sell pension products in 1998. No significant revenues were generated from the sales of such products in either 1999 or 2000.

Revenues

Total revenues for the quarter increased by 32% to $121.0 million, up from $91.4 million in 1999. Fees associated with the management of the separate accounts and policyholder general accounts increased by 30% to $73.6 million from $56.5 million in 1999. Likewise, investment management advisory fees associated with separate accounts have increased by 39% to $44.5 million from $31.9 million in 1999. The underlying factor for both increases is a larger asset base against which such fees are calculated. A combination of net new deposits in the variable annuity business together with a strong equity market performance has resulted in a 31% or $4.2 billion increase in separate account assets as at September 30, 2000 compared to $13.7 billion as at September 30, 1999.

For the nine months ended September 30, 2000, total revenues increased by 33% to $341.3 million as compared to $255.7 million in 1999. Total fees, including fees associated with the management of the separate accounts and policyholder general account, and advisory fees, have increased by 35% to $332.6 million for the first three quarters of 2000 when compared to $246.4 million in 1999. This is the result of an increase in the asset base against which such fees are calculated. Net new deposits in variable annuity business and favorable equity market performance contributed to the growth of 31% or $4.2 billion in separate account assets as at September 30, 2000, up from $13.7 billion as at September 30, 1999.

Benefits and Expenses

Total benefits and expenses for the quarter increased by $12.8 million to $87.1 million compared to $74.3 million in 1999. The increase in expenses for the quarter was mainly attributed to growth in the business, which has resulted in an $5.8 million increase in selling, administration, and operating expenses as well as a $4.5 million increase in commission financing costs. Investment management sub-advisory fees increased by $7.7 million due to growth in the business as well as favorable asset performance of the underlying separate accounts. Deferred Acquisition Costs ("DAC") amortization decreased by $5.2 million due primarily to lower expected future maintenance expenses. Also contributing to the lower DAC amortization was improved investment performance of the Company's Separate Account Assets.

For the nine months ended September 30, 2000, total benefits and expenses increased by $74.3 million to $273.1 million as compared to $198.8 million in 1999. The driving factors were an increase in selling, administration, and operating expenses, an increase in financing costs, and an increase in the amount of sub-advisory fees incurred.

Financial Position

Total assets increased by 12% to $19.8 billion as at September 30, 2000 from $17.7 billion as at December 31, 1999. Separate account assets account for roughly 91% of total assets and increased by 12% to $17.9 billion as at September 30, 2000 from $16.0 billion as at December 31, 1999. The increase is attributable to growth in the variable annuity deposits as well as market appreciation of the underlying assets. DAC increased by 32% to $867.8 million as at September 30, 2000 from $655.3 million as at December 31, 1999. This resulted from higher deferred costs, net of current amortization, associated with the new variable annuity deposits for the nine months then ended.

Total liabilities have increased proportionately with the growth in the related assets. Separate account liabilities account for roughly 93% of total liabilities and increased by 12% to $17.9 billion as at September 30, 2000 from $16.0 billion as at December 31, 1999. The increase is consistent with that pertaining to the separate account assets. Notes payable to affiliates increased by $87.5 million to $398.6 million as at September 30, 2000 as compared to $311.1 million as at December 31, 1999. The increase resulted from the Company's higher sales volumes and related acquisition expenses.

Included in total shareholder's equity is an increase in additional paid-in capital of $53.0 million to $260.1 million as at September 30, 2000 from $207.1 million as at December 31, 1999.

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

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the issuance of certain interest sensitive annuity products and the investing of those proceeds in fixed rate investments. The Company manages its interest rate risk through an asset-liability management program and has established a target portfolio mix which takes into account the risk attributes of the liabilities supported by the assets, expectations of market performance, and a generally conservative investment philosophy. In addition, the Company has diversified its product portfolio offerings to include products that contain features that will protect it against fluctuations in interest rates.

Based on the Company's overall exposure to equity price and interest rate risks, the Company believes that changes in market rates would not materially affect the consolidated near-term financial position, results of operations, or cashflows of the Company as of September 30, 2000. Refer to the Company's Annual Report on form 10-K for a more detailed discussion of market risks.

RATINGS

Financial strength is a key factor in generating new business, maintaining and expanding distribution relationships, and providing a base for expansion, acquisitions, and growth. The Company is part of a group of companies collectively known as "Manulife Financial". Manulife Financial is a leading Canadian-based financial services company operating in 15 countries and territories worldwide. Through its 28,000 employees and agents, together with a network of distribution partners, Manulife Financial offers clients a diverse range of financial protection products and wealth management services. Funds under management by Manulife Financial were in excess of $126.2 billion (Cdn) as of September 30, 2000 with a consolidated equity position of $6.9 billion (Cdn).

Along with its ultimate parent, Manulife Financial Corporation, the Company enjoys the following financial strength and claims paying ratings that are among the strongest in the life insurance industry.

          A.M. Best                     A++       (1st of 16 categories)

          Fitch                         AAA       (1st of 22 categories)

          Standard & Poor's             AA+       (2nd of 21 categories)

          Moody's Investor Services     Aa2       (3rd of 21 categories)

FORWARD-LOOKING STATEMENTS

Certain information included herein is forward-looking with respect to the Company, including its business operations and strategy, and financial performance and condition. These statements generally can be identified by the use of forward-looking words such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe" or "continue" or the negative thereof or similar variations. Although management believes that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties and actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations include among other things, general economic and market factors such as interest rates, business competition and changes in government regulations or in tax laws.

PART II--OTHER INFORMATION

Item 1 - Legal Proceedings

         No reportable events

Item 2 - Changes In Securities

         (a) and (b) No reportable events

         (c)

The Company currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). Manufacturers Securities Services, LLC, a majority owned subsidiary of the Company is the principal underwriter of the contracts and Manulife-Wood Logan Co., Inc., an affiliate of the Company, is the promotional agent. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the subaccounts in which the contract is invested. As of September 30, 2000, the total variable assets in the Venture Group Annuity was $ 44,711,542.

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

5 Opinion and Consent of James D. Gallagher, Esq. - Incorporated by reference to Exhibit 5 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

6              Not Applicable

7              Not Applicable

8(ii) Amendment to Remote Service Agreement dated March 1999 between Manufacturers Life Insurance Company of North America and CSC Continuum Inc. - Incorporated by reference to Post Effective Amendment No. 9 to the Registration Statement on Form N-4, file number 33-76162, filed April 27, 2000

9              Not Applicable

10(i) Form of broker-dealer agreement between the Company, Manufacturers Securities Services, LLC, formerly NASL Financial Services, Inc. (underwriter), Wood Logan Associates, Inc. (Promotional Agent) and broker-dealers - Incorporated by reference to Exhibit (b)(3)(iii) to pre-effective amendment no. 1 to Form N-4, file number 33-9960, filed February 2, 1987 on behalf of the NASL Variable Account of the Company, now known as The Manufacturers Life Insurance Company of North America Separate Account A

(10)(ii) Reinsurance and Guaranteed Death Benefits Agreement between the Company and Connecticut General Life Insurance Company - Incorporated by reference to Exhibit (b)(7)(i) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

(10)(iii) Reinsurance Agreement between the Company and PaineWebber Life Insurance Company - Incorporated by reference to Exhibit
               (b)(7)(iii) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

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

22             Not Applicable

23(i)          Not Applicable

23(ii)         Not Applicable

24(i) Power of Attorney - John D. Richardson, Director and Chairman of the Company - Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4, file number 33-76162, filed April 29, 1997 on behalf of The Manufacturers Life Insurance Company of North America Separate Account A.

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

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
(Registrant)



By:/s/ DAVID W. LIBBEY
  ------------------------------------------
     David W. Libbey
     Vice President, Treasurer and Chief Financial Officer
     (Principal Financial Officer and Duly Authorized Officer)


Date: November 13, 2000

                                  EXHIBIT INDEX

Exhibit No.                Description

27                Financial data schedule for quarter ended September 30, 2000