Form 10-K
period 2000-12-31
MANUFACTURERS LIFE INSURANCE CO OF NORTH AMERICA
filed 2001-03-30
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                               ------------------

                                    FORM 10-K

             X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           ----      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of December 31, 2000 was 2,601.

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

MNY is a stock life insurance company organized under the laws of New York in 1992. MNY is licensed to conduct business in the State of New York. MSS, a Delaware limited liability company that MNA controls, is a broker-dealer registered under the Securities Exchange Act of 1934 and a member of the National Association of Securities Dealers, Inc. MSS acts as investment adviser to the Manufacturers Investment Trust ("MIT"), a no-load, open-end management investment company organized as a Massachusetts business trust and as principal underwriter of the Company's variable annuity and life insurance contracts. MSS has entered into a non-exclusive promotional agent agreement with Manulife Wood Logan, Inc. (formerly Wood Logan Associates, Inc. and hereinafter referred to as "MWL").

In 1999, the Company's ultimate parent, MFC, became a publicly traded company. Part of MFC's external reporting includes a discussion of its operations presented separately for wealth management and insurance. For 1999 and onward, the Company has aligned its definition of its operations to match those of MFC. Through its wealth management operations, the Company offers wealth management products and services in the form of individual and group annuities as well as 401(k) pension products. Through its insurance operations, the Company offering a broad range of life insurance related products. The Company's reportable operations have been determined based on differences in product features and distribution, and are consistent with the Company's management structure.

MNA issues individual and group annuity contracts in forty-eight states, excluding New York and New Hampshire. Prior to July 1, 1998, MNA also issued individual variable life insurance contracts. MNY issues individual and group annuity contracts and individual life insurance contracts in New York. Amounts invested in the fixed portion of the Company's contracts are allocated to the general accounts of the Company or, in the case of the market value adjusted annuity contract, to non-insulated separate accounts of the Company. Amounts invested in the variable portion of the contracts are allocated to separate accounts of the Company, each sub-account of which invests in shares of one of the portfolios of MIT or in investment management companies offered and managed by unaffiliated third parties. As a result, the variable annuity and life products provide returns based upon the returns of the underlying mutual funds. Those returns will fluctuate based on market performance and are not guaranteed.

The remainder of Item 1 will focus solely on the wealth management operations of the Company due to the limited assets and revenues associated with the Company's insurance operations which are in a developmental stage.

Wealth Management Operations:

Annuities provide insurance protection against the risk of outliving an individual's income during his or her lifetime. Annuities also provide tax-deferred savings during the accumulation savings phase and tax-favored retirement income during the income phase. The Company's variable annuity sales occur via its Venture annuity series: Venture(R), Venture Vision(R) and Venture Vantage(R), hereinafter referred to as Venture, Venture Vision, and Venture Vantage, respectively. All three variable annuities offer multiple variable investment options and one or more fixed investment options as well as competitive minimum death benefit guarantees. In addition to the variable investment options, the Venture series products offer multiple fixed investment options that guarantee the interest rate return for the stated guaranteed duration. However, certain of the Venture products impose a market value charge for premature withdrawals or transfers prior to the end of the guaranteed duration. All Venture products impose an annual asset based fee on amounts held in variable investment options and certain of those products contain a graded contingent deferred sales charge. In addition to the variable Venture series, the Company also sells the Venture Market Value-Adjusted Annuity which offers only fixed investment options and imposes a market value adjustment upon surrender.

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

The Venture annuity series offers a variety of investment options, death benefit options, administrative features and customer services that enhance both sales and asset retention. The variable investment options offered by the Company employ a multi-manager approach through the use of subadvisers to the underlying mutual funds. Currently twenty investment management firms provide investment management expertise to the fifty variable investment options, including five Lifestyle portfolios which are "funds of funds". The Lifestyle investment options strategically allocate deposits over various investment disciplines with the goal of matching return to the risk profile of the policyholder. The ability to provide superior investment returns under the variable options is essential to the retention of assets.

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

The Company, along with MLI, enjoys strong financial ratings that enhance its ability to attract new deposits and retain assets. Distributors and consumers of variable and fixed annuity products utilize the relative financial strength ratings as a criteria in choosing an annuity carrier. The Company's ratings are as follows:


     A.M. Best                           A++    (1st of 16 categories)
     Fitch                               AAA    (1st of 22 categories)
     Standard & Poor's                   AA+    (2nd of 21 categories)
     Moody's Investor Services           Aa2    (3rd of 21 categories)


The ability to service policyholders in an effective, efficient and courteous manner is an important success factor for sales and asset retention. The Company has received high service ratings through independent surveys. To maintain this level of service, the Company has and will continue to make significant investments in its infrastructure. The Company's administrative unit operates in a paper-less environment employing optical imaging systems and electronic communication with both policyholders and distributors.

Marketing and Distribution

The variable annuity market in the United States has realized significant growth in the past few years. According to the Total Reference survey conducted by Variable Annuity Research and Data Services, deposits grew 12% in 2000 over 1999 with total deposits of $137.5 billion in 2000. The Company, with total deposits in 2000 of $4.6 billion captured market share of 3.33%, ranking it 10th for variable annuity products issued in the United States. All sales and marketing activities are conducted through MWL which employs a team of wholesalers soliciting broker-dealer firms across the United States. The Company's annuity deposits are distributed through four different channels including wirehouses, regional brokerage firms, financial planners, and banks.

Regulation

MNA is subject to the laws of the State of Delaware governing insurance companies and to the regulation of the Delaware Insurance Department. MNY is subject to the laws and regulation of the State of New York. In addition, the Company is subject to regulation under the insurance laws of other jurisdictions in which the Company operates. Regulation by each insurance department includes periodic examination of the Company's operations, including contract liabilities and reserves. Regulation by supervisory agencies includes licensing to transact business, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements, and regulation of the type and amounts of investments permitted. The Company's books and accounts are subject to review by each insurance department and other supervisory agencies at all times, and the Company files annual statements with these agencies. A full examination of the MNA's operations is conducted periodically by the Delaware insurance department (The New York Insurance Department for MNY.)

Several insurers affiliated with the Company, The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA") and The Manufacturers Life Insurance Company of America ("ManAmerica"), are domiciled in Michigan and therefore subject to Michigan regulation. Consequently, the Michigan Insurance Bureau has jurisdiction in applying its laws and regulations to transactions which may occur between the Company and ManUSA or ManAmerica. Under Michigan holding company laws and other laws and regulations, intercompany transactions, transfers of assets and dividend payments may be subject to prior notification or approval depending upon the size of such transfers and payments in relation to the financial positions of the companies. Transactions between the Company and MWL are primarily regulated by Delaware but may also be subject to Michigan regulation if the transaction involves ManUSA or ManAmerica.

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

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

MWLH is the sole record holder of the MNA shares. Therefore, there is no public trading market for MNA's common stock. MNA has declared no cash dividends on its common stock at any time during the two most recent fiscal years.

MNA currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). MSS is the principal underwriter of the contracts and MWL is the promotional agent. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the sub-accounts in which the contract is vested. As of December 31, 2000, the total variable assets in the Venture Group Annuity was $40,885,164.


Item 6 - Selected Financial Data

                                                                                 For the Years Ended December 31
                                                        -----------------------------------------------------------------------
                                                                2000          1999            1998          1997          1996
                                                                ----          ----            ----          ----          ----
                                                                                       (in thousands)
Under Accounting Principles Generally Accepted in the
United States:
Total Revenues                                          $    455,077   $   353,523     $   274,216    $   202,751    $  147,772
Net Income                                                    72,451        59,852          44,420         33,233        15,735
Total Separate Account Assets                             16,813,984    16,022,215      12,188,420      9,529,160     6,820,599
Total Assets                                              18,719,861    17,726,298      13,496,414     10,633,763     7,811,370
Shareholder's Equity                                         464,834       337,243         254,030        208,726       127,070

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements.

The Company recorded net income from continuing operations of $72.5 million in 2000, an increase of $12.6 million, or 21%, from net income of $59.9 million in 1999. The increase is primarily attributable to continued growth in deposits and a tax benefit associated with a dividend received deduction. Partially offsetting this was an increase in amortization of Deferred Acquisition Costs ("DAC") primarily resulting from a downturn in equity markets during the last quarter of the year.

The Company recorded net income from continuing operations of $59.9 million in 1999, an increase of $16.1 million, or 37%, from net income of $43.8 million in 1998. The increase was primarily a result of higher fee income earned on additional separate account assets and higher advisory fees associated with the assets held in MIT.

The Company's primary source of earnings is from the sale of individual annuity products within its wealth management operations. As such, the remainder of this discussion will be limited to the results of operations from the sale of these products except as otherwise noted. Earnings from the sale of individual annuity products are comprised of fees assessed against policyholder account balances included in the Company's separate accounts including: mortality and expense risk charges, surrender charges and an annual administrative charge. In addition, a spread is earned between the advisory fees charged to manage the separate account assets invested in MIT and the subadvisory fees paid to external managers of those assets. A key factor in the Company's profitability is sustained growth in the underlying assets through market performance coupled with the ability to acquire and retain variable annuity deposits.

REVIEW OF CONSOLIDATED OPERATING RESULTS

2000 Compared to 1999

Revenues

Total revenues for the year increased by 29% from $353.5 million in 1999 to $455.1 million in 2000. Fees associated with the management of the separate accounts and policyholder general accounts increased by 27% from $218.2 million in 1999 to $276.2 million in 2000. Investment management advisory fees associated with assets held in MIT increased by 36% from $122.7 million in 1999 to $167.0 million in 2000. The above growth in fee income is attributed to a combination of record deposits of $4.6 billion for 2000, up 31% from $3.5 billion in 1999, continuing positive policyholder cashflows, and strong equity market performance in the fourth quarter of 1999 which continued well into 2000.

Benefits and Expenses

Total benefits and expenses for the year increased by 52% from $261.0 million in 1999 to $396.6 million in 2000. The increase is mainly attributable to a growth in the deposit base and the downturn in equity markets during the fourth quarter. As a result, there was a $65.6 million increase in DAC amortization, the Company paid an additional $27.0 million of sub-advisory expenses, and borrowing costs increased by 72% from $15.7 million in 1999 to $27.0 million in 2000. The balance of the increase in benefits and expenses resulted from higher policyholder benefits and claims, selling and administrative costs, and investments in the infrastructure of the Company, again as a result of the significant growth of the Company.

Income Tax Benefit (Expense)

Included in the income tax benefit (expense) for 2000 is a $35.1 million reduction resulting from a new IRS technical memorandum that clarified the dividends received deduction associated with fees earned from the Company's separate account operations. Of this amount, $27.4 million is a true-up and relates to fees earned from separate account operations prior to 2000.

1999 Compared to 1998

Revenues

Total revenues for the year increased by 29% from $274.2 million in 1998 to $353.5 million in 1999. Fees associated with the management of the separate accounts and policyholder general accounts increased by 31% from $166.5 million in 1998 to $218.2 million in 1999. Investment management advisory fees associated with assets held in MIT increased by 29% from $94.8 million in 1998 to $122.7 million in 1999.

Separate account assets and total assets grew by 31% during 1999. This growth is attributed to record deposits of $3.5 billion in 1999, compared to 1998 deposits of $2.4 billion, and strong equity market performance during 1999.

Benefits and Expenses

Total benefits and expenses for the year increased by 26% from $206.5 million in 1998 to $261.0 million in 1999. A contributor to the overall expense increase was selling and administrative expenses which increased by 40% from $47.6 million in 1998 to $66.6 million in 1999. This growth was due to record deposits for the year. The Company also paid an additional $14.4 million of sub-advisory expenses during 1999, related to the growth in business and assets held in MIT. The remaining increase resulted from higher borrowing costs, policyholder benefits and claims, and other general operating expenses, all due to the significant growth of the Company. DAC amortization was reduced by $8.9 million during 1999, due primarily to improved investment performance of the Company's separate account assets compared to 1998. Higher projected fees due to improved annual investment results compared to 1998 resulted in reduced DAC amortization for the year.

FINANCIAL POSITION

2000 Compared to 1999

Total assets increased $1.0 billion or 6%, from $17.7 billion at December 31, 1999 to $18.7 billion at December 31, 2000. Separate account assets increased by 5% in 2000 compared to 1999 and represented 90% of total assets as the Company continued to focus on its variable option annuity products. The Company continues to own high quality investment grade fixed maturity investments to support its general account liabilities and shareholder's equity. The Company's DAC asset grew by 38% as the Company experienced record deposits during 2000 and deferred the related costs, net of current amortization, associated with those deposits. Due from reinsurers decreased $58.9 million as a result of lower fixed deferred account values related to dollar cost averaging promotions offered to policyholders. The Company recorded federal income tax recoverable from affiliates in the amount of $13.5 million, attributable to the dividend received deduction.

Total liabilities increased proportionately with the growth in the related assets during 2000, primarily in the Company's separate accounts. During 2000, the Company's net borrowing from ManUSA increased by $130.9 million to support its record deposits and related acquisition expenses. Policyholder liabilities and accruals decreased by $61.3 million primarily as a result of decreased account values associated with the policies reinsured under a fixed annuity coinsurance agreement.

Included in total shareholder's equity is an increase in additional paid-in capital of $53 million from $207.1 million as at December 31, 1999 to $260.1 million as at December 31, 2000. The increase was the result of a capital contribution from MWLH during September 2000, which was obtained to support the Company's continued growth.

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

The general account liabilities consist of policyholder funds, the liquidity requirements of which have not fluctuated significantly from one year to the next. Policyholder transactions related to separate accounts do not materially impact the cash flow of the Company.

The substantial increase in the Company's deposits since 1993 has resulted in the Company requiring cash financing to support this growth. The Company must invest all of its variable option deposits in the separate accounts while paying commissions and acquisition expenses related to these deposits and other deposits from its general account. Prior to 1995, the Company used capital and general account assets to fund these costs. Since 1995, the Company's fixed account acquisition expenses are largely funded through a fixed account reinsurance agreement. Starting in 1996, substantially all variable account acquisition costs are financed through borrowing from ManUSA and internally generated cash flows.

The Company maintains a prudent amount invested in cash and short term investments. At the end of 2000, this amounted to $60.0 million or 29% of total general account investments compared to $69.1 million in 1999 or 30%. In addition, the Company's liquidity is managed by maintaining an easily marketable portfolio of fixed maturity securities. Because of the Company's expanding business, acquisition costs will not only result in losses from operations, but will also create a cash flow strain. The Company on an annual basis forecasts its capital and financing requirements to support its operations. The Company looks to its parents, direct and or indirect, for the necessary capital or financing to support growth.

The Company's net cash flows from operating activities were ($190.1) million, ($97.9) million and ($25.8) million for the years ended December 31, 2000, 1999 and 1998, respectively. The negative cash flows from operations are primarily related to increased commissions and acquisition expenses associated with increased deposits. Offsetting these items each year are increases in total fees, including net advisory fees, generated by separate accounts and policyholder funds.

The Company's net cash flows from investing activities were $2.9 million, ($13.5) million and ($33.3) million for the years ended December 31, 2000, 1999 and 1998, respectively. The change in cash flows resulted primarily from turnover of the fixed maturity securities portfolio which supports the Company's policyholder liabilities and surplus.

The Company's net cash flows from financing activities were $171.2 million, $128.9 million, and $62.1 million, for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in net cash flows is primarily related to additional borrowings from ManUSA to support the Company's growth. Net deposits to policyholder funds and capital contributions in 2000 and 1999 also provided additional cash to the Company. Offsetting the cash flows were reinsurance considerations.

Aside from the financing required to partially fund acquisition costs, the Company's cash flows are adequate to meet the general obligations on all contracts associated with policyholder liabilities.

CAPITAL REQUIREMENTS AND SOLVENCY PROTECTION

In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners ("NAIC") has established minimum Risk Based Capital ("RBC") requirements. The requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The RBC model law requires that life insurance companies report on a formula-based RBC standard which is calculated by applying various factors to asset, premium and reserve items. The formula takes into account risk characteristics of the life insurer, including asset risk, insurance risk, interest risk and business risk. If an insurer's ratio falls below certain thresholds, regulators will be authorized, and in some circumstance required, to take regulatory action.

The Company's policy is to maintain capital and surplus balances well in excess of the minimums required under government regulations in all jurisdictions in which the Company does business. At December 31, 2000 the Company's capital and surplus balances exceeded all such required minimums.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. The primary market risk exposure for the Company is the impact of lower than expected equity market performance on its asset-related fee revenue. The Company also has certain exposures to changes in interest rates.

Equity Risk

The Company earns asset based fees based on the asset levels invested in the separate accounts. As a result, the Company is subject to the effect changes in equity market levels will have on the amounts invested in the separate accounts. The Company estimates that a 10% decline in equity values related to in force separate account contracts at December 31, 2000, if the decline existed throughout 2001, would adversely affect the Company's asset based fees for 2001 by $32.6 million.

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

Based upon the Company's investment strategy, asset-liability management process, and the durations of its assets and liabilities at December 31, 2000, management estimates that a 100 basis point immediate, parallel increase in interest rates for the entire year of 2001 would decrease the fair value of its general account assets by approximately $5.6 million. There would be no effect on the fair value of the Company's liabilities because of the features inherent in the Company's products.

Item 8 - Financial Statements and Supplementary Data

The Report of Independent Auditors and the Company's consolidated financial statements attached hereto are incorporated herein. See following page.

                       FINANCIAL STATEMENTS AND SCHEDULES
                        THE MANUFACTURERS LIFE INSURANCE
                            COMPANY OF NORTH AMERICA

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                       WITH REPORT OF INDEPENDENT AUDITORS

                                    CONTENTS



Report of Independent Auditors........................................13
Audited Consolidated Financial Statements
     Consolidated Balance Sheets......................................14
     Consolidated Statements of Income................................15
     Consolidated Statements of Changes in Shareholder's Equity.......16
     Consolidated Statements of Cash Flows............................17
Notes to Consolidated Financial Statements............................18

                         Report of Independent Auditors


The Board of Directors and Shareholder
The Manufacturers Life Insurance Company of North America

We have audited the accompanying consolidated balance sheets of The Manufacturers Life Insurance Company of North America "the Company" as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index at item 14(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Manufacturers Life Insurance Company of North America at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when consolidated in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Boston, Massachusetts                                       Ernst & Young LLP
March 9, 2001

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
CONSOLIDATED BALANCE SHEETS


AS AT DECEMBER 31
ASSETS  ($ thousands)                                                               2000                           1999
                                                                      ------------------                ---------------

INVESTMENTS:
Fixed-maturity securities available-for-sale, at fair value
(amortized cost:  2000 $136,568; 1999 $156,382)                       $          136,739                $       152,922
Short-term investments                                                            48,200                         41,311
Policy loans                                                                       8,961                          7,049
                                                                      ------------------                ---------------
            TOTAL INVESTMENTS                                         $          193,900                $       201,282
                                                                      ------------------                ---------------
Cash and cash equivalents                                             $           11,751                $        27,790
Accrued investment income                                                          2,504                          2,630
Deferred acquisition costs                                                       905,802                        655,294
Federal income tax recoverable from affiliates                                    13,459                              -
Other assets                                                                      32,905                         19,341
Receivable for undelivered securities                                              6,700                              -
Due from reinsurers                                                              738,856                        797,746
Separate account assets                                                       16,813,984                     16,022,215
                                                                      ------------------                ---------------
TOTAL ASSETS                                                          $       18,719,861                $    17,726,298
                                                                      ==================                ===============
LIABILITIES AND SHAREHOLDER'S EQUITY ($ THOUSANDS)
LIABILITIES:
Policyholder liabilities and accruals                                 $          876,243                $       937,510
Payable to affiliates                                                             16,029                         10,267
Notes payable to affiliates                                                      442,000                        311,100
Deferred income taxes                                                             55,813                         46,533
Other liabilities                                                                 50,958                         61,430
Separate account liabilities                                                  16,813,984                     16,022,215
                                                                      ------------------                ---------------
TOTAL LIABILITIES                                                     $       18,255,027                $    17,389,055
                                                                      ------------------                ---------------
SHAREHOLDER'S EQUITY:
Common stock                                                          $            2,601                $         2,600
Additional paid-in capital                                                       260,101                        207,102
Retained earnings                                                                202,596                        130,145
Accumulated other comprehensive loss                                                (464)                        (2,604)
                                                                      ------------------                ---------------
TOTAL SHAREHOLDER'S EQUITY                                            $          464,834                $       337,243
                                                                      ------------------                ---------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                            $       18,719,861                $    17,726,298
                                                                      ==================                ===============


The accompanying notes are an integral part of these financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
CONSOLIDATED STATEMENTS OF INCOME



FOR THE YEARS ENDED DECEMBER 31
 ($ thousands)                                                            2000                       1999                   1998
                                                               ---------------            ---------------           ------------
REVENUES:
      Fees from separate accounts and policyholder funds       $       276,173            $       218,231           $    166,498
      Advisory fees and other distribution revenues                    166,972                    122,662                 94,821
      Premiums                                                             258                        175                      -
      Net investment income                                             13,018                     12,721                 12,178
      Net realized investment (losses) gains                            (1,344)                      (266)                   719
                                                               ---------------            ---------------           ------------
TOTAL REVENUE                                                  $       455,077            $       353,523           $    274,216
                                                               ===============            ===============           ============
BENEFITS AND EXPENSES:
      Policyholder benefits and claims                         $        10,336            $         6,735           $      4,885
      Amortization of deferred acquisition costs                       110,117                     44,554                 53,499
      Selling and administrative expenses                               78,579                     66,589                 47,560
      Subadvisory fees                                                  80,122                     53,118                 38,701
      General operating expenses                                       117,474                     89,969                 61,860
                                                               ---------------            ---------------           ------------
TOTAL BENEFITS AND EXPENSES                                    $       396,628            $       260,965           $    206,505
                                                               ===============            ===============           ============
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
                                                               $        58,449            $        92,558           $     67,711
                                                               ---------------            ---------------           ------------
INCOME TAX (BENEFIT) EXPENSE                                   $       (14,002)           $        32,706           $     23,873
                                                               ---------------            ---------------           ------------
NET INCOME FROM CONTINUING OPERATIONS                          $        72,451            $        59,852           $     43,838
                                                               ---------------            ---------------           ------------
Discontinued operations:
      Gain on disposal, net of income tax                      $             -            $             -           $        582
                                                               ---------------            ---------------           ------------
NET INCOME                                                     $        72,451            $        59,852           $     44,420
                                                               ===============            ===============           ============

The accompanying notes are an integral part of these financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                                                                            ACCUMULATED
                                                                                               OTHER                  TOTAL
                                    COMMON          ADDITIONAL           RETAINED          COMPREHENSIVE           SHAREHOLDER'S
($ thousands)                        STOCK        PAID-IN CAPITAL        EARNINGS          (LOSS) INCOME              EQUITY
                                    -------       ---------------       ----------         -------------          --------------
BALANCE, JANUARY 1, 1998            $ 2,600        $    179,053         $   25,873         $      1,200          $      208,726
Comprehensive income                      -                   -             44,420                  884                  45,304
                                    -------        ------------         ----------         ------------          --------------
BALANCE, DECEMBER 31, 1998          $ 2,600        $    179,053         $   70,293         $      2,084          $      254,030
Capital contribution                      -              28,049                  -                    -                  28,049
Comprehensive income (loss)               -                   -             59,852               (4,688)                 55,164
                                    -------        ------------         ----------         ------------          --------------
BALANCE, DECEMBER 31, 1999          $ 2,600        $    207,102         $  130,145         $     (2,604)         $      337,243
                                    -------        ------------         ----------         ------------          --------------
Capital contribution                      1              52,999                  -                    -                  53,000
Comprehensive income                      -                   -             72,451                2,140                  74,591
                                    -------        ------------         ----------         ------------          --------------
BALANCE, DECEMBER 31, 2000          $ 2,601        $    260,101         $  202,596         $       (464)         $      464,834
                                    =======        ============         ==========         ============          ==============

The accompanying notes are an integral part of these financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH
AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
($ thousands)

                                                                                          2000              1999         1998
                                                                                   ------------       -----------   ----------
OPERATING ACTIVITIES:
Net income                                                                         $     72,451       $    59,852   $   44,420
Adjustments to reconcile net income to net cash used in operating activities:
      Amortization of bond discount and premium                                              82               747          685
      Benefits to policyholders                                                          10,336             6,735        4,885
      Provision for deferred income tax                                                   8,877            24,269        6,872
      Net realized investment losses (gains)                                              1,344               266         (719)
      Amortization of deferred acquisition costs                                        110,117            44,554       53,499
      Policy acquisition costs deferred                                                (361,730)         (248,483)    (138,527)
      Changes in assets and liabilities:
            Accrued investment income                                                       126               502         (491)
            Federal income tax recoverable from affiliates                              (13,459)                -            -
            Other assets                                                                (13,564)          (12,981)       3,266
            Receivable from affiliates                                                        -                 -        4,605
            Payable to affiliates                                                         5,762             5,879        4,644
            Other liabilities                                                           (10,472)           20,741       (8,896)
                                                                                   ------------       -----------   ----------
Net cash used in  operating activities                                             $   (190,130)      $   (97,919)  $  (25,757)
                                                                                   ------------       -----------   ----------
INVESTING ACTIVITIES:
Fixed-maturity securities sold, matured or repaid                                  $    119,097       $    95,139   $   37,694
Fixed-maturity securities purchased                                                    (100,695)          (99,565)     (50,056)
Net change in short-term investments                                                     (6,886)           (7,237)     (19,082)
Policy loans advanced, net                                                               (1,912)           (1,874)      (1,899)
Net change in receivable for undelivered securities                                      (6,700)                -            -
                                                                                   ------------       -----------   ----------
Cash provided by (used in) investing activities                                    $      2,904       $   (13,537)  $  (33,343)
                                                                                   ------------       -----------   ----------
FINANCING ACTIVITIES:
Net reinsurance consideration                                                      $     58,890       $  (155,888)  $  (88,024)
(Decrease) increase in account balances subject to reinsurance                          (58,890)          155,888       88,024
Deposits to policyholder account balances                                                54,403            50,351       15,551
Net transfers to separate account from policyholder account balances                    (46,974)          (12,248)      (5,513)
Withdrawals from policyholder account balances                                          (20,142)           (7,326)      (5,421)
Increase in notes payable to affiliates                                                 130,900            70,100       57,464
Capital contribution by Parent                                                           53,000            28,049            -
                                                                                   ------------       -----------   ----------
Cash provided by financing activities                                              $    171,187       $   128,926   $   62,081
                                                                                   ------------       -----------   ----------
CASH AND CASH EQUIVALENTS:
(Decrease) increase during the year                                                     (16,039)           17,470        2,981
Balance, beginning of year                                                               27,790            10,320        7,339
                                                                                   ------------       -----------   ----------
BALANCE, END OF YEAR                                                               $     11,751       $    27,790   $   10,320
                                                                                   ============       ===========   ==========

The accompanying notes are an integral part of these financial statements.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                            (IN THOUSANDS OF DOLLARS)

1.       ORGANIZATION

         The Manufacturers Life Insurance Company of North America (hereinafter referred to as "MNA"), is a wholly-owned subsidiary of Manulife-Wood Logan Holding Co., Inc. (hereinafter referred to as "MWLH"). MWLH is an indirect wholly-owned subsidiary of The Manufacturers Life Insurance Company ("MLI"); prior to June 1, 1999, MLI indirectly owned 85% of MWLH, and minority shareholders associated with MWLH owned the remaining 15%. MLI is a wholly-owned subsidiary of Manulife Financial Corporation ("MFC"), a publicly traded company. MFC and its subsidiaries are known collectively as "Manulife Financial."

         MNA owns 100% of The Manufacturers Life Insurance Company of New York (hereinafter referred to as "MNY") and is the managing member with a 90% interest in Manufacturers Securities Services, LLC ("MSS"). MNY owns a 10% interest in MSS. MNA, MNY and MSS are hereinafter referred to collectively as "the Company."

         MNA issues individual and group annuity contracts in forty-eight states, excluding New York and New Hampshire. Prior to July 1, 1998, MNA also issued individual variable life insurance contracts. MNY issues individual and group annuity contracts and individual life insurance contracts in New York. Amounts invested in the fixed portion of the contracts are allocated to the general accounts of the Company or noninsulated separate accounts of the Company. Amounts invested in the variable portion of the contracts are allocated to the separate accounts of the Company. Each of these separate accounts invest in shares of the various portfolios of the Manufacturers Investment Trust (hereinafter referred to as "MIT"), a no-load, open-end investment management company organized as a Massachusetts business trust, or in open-end investment management companies offered and managed by unaffiliated third parties.

         MSS is the investment adviser to MIT and the principal underwriter of all variable contracts issued by MNA. MSS also acts as the principal underwriter for the variable contracts and is the exclusive distributor for all contracts issued by MNY.

2.       SIGNIFICANT ACCOUNTING POLICIES

         a) BASIS OF PRESENTATION

         The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and include the accounts and operations, after intercompany eliminations, of the Company and its majority and wholly-owned subsidiaries, MSS and MNY.

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

         b) RECENT ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133." This statement amends SFAS No. 133 to defer its effective date one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" - an amendment of FASB Statement No. 133. This statement makes certain changes in the hedging provisions of SFAS No. 133, and is effective concurrent with SFAS No. 133. (collectively hereafter referred to as the Statement). Effective January 1, 2001, all derivative instruments will be reported on the Consolidated Balance Sheets at their fair value, with changes in fair value recorded in income or equity, depending on the nature of the derivative instrument. Changes in the fair value of derivatives that are not designated as hedges will be recognized in current period earnings.

         The Company has evaluated the accounting implications of SFAS No. 133 and determined that there is no current material impact on the consolidated financial statements.

         c) INVESTMENTS

         The Company classifies all of its fixed-maturity securities as available-for-sale and records these securities at fair value. Realized gains and losses on sales of securities classified as available-for-sale are recognized in net income using the specific-identification method. Changes in the fair value of securities available-for-sale are reflected directly in accumulated other comprehensive income (loss) after adjustments for deferred taxes and deferred acquisition costs. The cost of fixed-maturity securities is adjusted for the amortization of premiums and accretion of discounts which are calculated using the effective-interest method.

         For the asset-backed securities portion of the fixed-maturity securities portfolio, the Company recognizes amortization using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. The adjustment is included in net investment income.

         Policy loans are reported at aggregate unpaid balances, which approximate fair value.

         Short-term investments, which include investments with maturities of less than one year and greater than 90 days at the date of acquisition, are reported at amortized cost, which approximates fair value.

         d) CASH EQUIVALENTS

         The Company considers all liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

         E) DEFERRED ACQUISITION COSTS "DAC"

         Commissions, net of commission allowances for reinsurance ceded, and other expenses which vary with, and are primarily related to, the production of new business are deferred to the extent recoverable and included as an asset. Acquisition costs associated with annuity contracts and investment pension contracts are being amortized generally in proportion to the present value of expected gross profits from surrender charges and investment, mortality and expense margins. The amortization is adjusted retrospectively when estimates of current or future gross profits are revised. DAC associated with traditional nonparticipating individual insurance policies is charged to expense over the premium-paying period of the related policies. Assuming the unrealized gains or losses on securities had been realized at year-end, DAC is adjusted for the impact on estimated future gross profits. The impact of any such adjustments is included in net unrealized gains (losses) in accumulated other comprehensive income. DAC is reviewed annually to determine recoverability from future income and, if not recoverable, is immediately expensed.

         F) POLICYHOLDER LIABILITIES

         Policyholder liabilities equal the policyholder account value for the fixed portions of annuity, variable life and investment pension contracts with no substantial mortality risk. Account values are increased for deposits received and interest credited, and are reduced by withdrawals. For traditional nonparticipating life insurance policies, policyholder liabilities are computed using the net level premium method and are based upon estimates as to future mortality, persistency, maintenance expenses and interest rate yields that are applicable in the year of issue. The assumptions include a provision for adverse deviation.

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

         H) REVENUE RECOGNITION

         Fee income from separate accounts, annuity contracts and investment pension contracts consists of charges for mortality, expenses, and surrender and administration charges that have been assessed against the policyholder account balances. Premiums on traditional nonparticipating life insurance policies are recognized as revenue when due. Investment income is recorded on the accrual basis of accounting.

         MSS, "the Adviser", is responsible for managing the corporate and business affairs of MIT and acts as investment adviser to MIT. As compensation for its investment advisory services, the Adviser receives advisory fees based on the daily average net assets of the portfolios. The Adviser, as part of its advisory services, is responsible for selecting and compensating subadvisers to manage the investment and reinvestment of the assets of each portfolio, subject to the supervision of the Board of Trustees of MIT. Subadviser compensation for MIT is included in other insurance expenses.

         I) POLICYHOLDER BENEFITS AND CLAIMS

         Benefits for annuity contracts and investment pension contracts include interest credited to policyholder account balances and benefit claims incurred during the period in excess of policyholder account balances.

         J) FINANCING AGREEMENTS

         The Company has entered into various financing agreements with reinsurers and an affiliated company. All assets and liabilities related to these contracts are reported on a gross basis. Due to the nature of the Company's products, these agreements are accounted for under the deposit method, whereby the net premiums paid to the reinsurers are recorded as deposits.

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

3.       INVESTMENTS AND INVESTMENT INCOME

         A) FIXED-MATURITY SECURITIES

         At December 31, 2000, the amortized cost and fair value of fixed-maturity securities available for sale are summarized as follows:

                                                                            GROSS              GROSS
                                                                          UNREALIZED         UNREALIZED
         AS AT DECEMBER 31                        AMORTIZED COST            GAINS              LOSSES               FAIR VALUE
         ($ thousands)                           2000        1999      2000       1999     2000         1999      2000      1999
                                             ----------   ---------  -------    -------   -------    --------   -------- ---------
         U.S. government                     $   61,765   $  28,634  $   711    $    94   $   (36)   $   (740)  $ 62,440 $  27,988
         Corporate                               66,950      92,532      591        122    (1,076)     (2,486)    66,465    90,168
         Asset-backed                             6,796      28,234        6         27       (26)       (406)     6,776    27,855
         Foreign governments                          -       5,924        -         23         -           -          -     5,947
         States/political subdivisions            1,057       1,058        1          -         -         (94)     1,058       964
                                             ----------   ---------  -------    -------   -------    --------   -------- ---------
         TOTAL FIXED-MATURITY SECURITIES     $  136,568   $ 156,382  $ 1,309    $   266   $(1,138)   $ (3,726)  $136,739 $ 152,922
                                             ==========   =========  =======    =======   =======    ========   ======== =========

         Proceeds from sales of fixed-maturity securities during 2000 were $54,472 (1999, $81,874; 1998, $23,780).

         The contractual maturities of fixed-maturity securities at December 31, 2000 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Corporate requirements and investment strategies may result in the sale of investments before maturity.

         ($ thousands)                                    AMORTIZED COST                 FAIR VALUE
                                                          --------------                 ----------
         FIXED-MATURITY SECURITIES
            One year or less                                 $ 62,521                     $ 62,568
            Greater than 1; up to 5 years                      36,316                       36,663
            Greater than 5; up to 10 years                     18,372                       18,698
            Due after 10 years                                 12,563                       12,034
            Asset-backed securities                             6,796                        6,776
                                                             --------                     --------
         TOTAL FIXED-MATURITY SECURITIES                     $136,568                     $136,739
                                                             ========                     ========

         Fixed-maturity securities with a fair value of $6,290 and $6,108 at December 31, 2000 and 1999, respectively, were on deposit with, or in custody accounts on behalf of, state insurance departments to satisfy regulatory requirements.

         B) INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS

         Income by type of investment was as follows:

            FOR THE YEARS ENDED DECEMBER 31
            ($ thousands)                                                               2000          1999             1998
                                                                                    --------       -------          -------
            Fixed-maturity securities                                               $  9,376       $ 9,945         $  9,904
            Short-term investments                                                     4,897         2,960            2,503
            Other invested assets                                                          -             -               19
                                                                                    --------       -------         --------
            Gross investment income                                                   14,273        12,905           12,426
                                                                                    --------       -------         --------
            Investment expenses                                                       (1,255)         (184)            (248)
                                                                                    --------       -------         --------
            NET INVESTMENT INCOME                                                   $ 13,018       $12,721         $ 12,178
                                                                                    ========       =======         ========

         The gross realized gains and losses on the sales of investments were as follows:

            FOR THE YEARS ENDED DECEMBER 31
            ($ thousands)                                                               2000          1999             1998
                                                                                    --------       -------         --------
            Fixed-maturity securities:
              Gross realized gains                                                  $    245      $    311         $    724
              Gross realized losses                                                   (1,589)         (577)              (5)
                                                                                    --------      --------         --------
            NET REALIZED (LOSS) GAIN                                                $ (1,344)     $   (266)        $    719
                                                                                    ========      ========         ========

4.       COMPREHENSIVE INCOME

         Total comprehensive income was as follows:

            FOR THE YEARS ENDED DECEMBER 31
            ($ thousands)                                                               2000          1999             1998
                                                                                    --------       -------          -------
              NET INCOME                                                            $ 72,451       $59,852         $ 44,420
                                                                                    ---------      -------          -------
              OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
                 Unrealized holding gains (losses) arising during the period           1,266        (4,861)           1,351
                 Less:
                 Reclassification adjustment for realized (losses) gains included
                        in net income                                                   (874)         (173)             467
                                                                                    ---------      -------          -------
              Other comprehensive income (loss)                                        2,140        (4,688)             884
                                                                                    ---------      -------          -------
              COMPREHENSIVE INCOME                                                  $  74,591      $55,164          $45,304
                                                                                    =========      =======          =======

         Other comprehensive income (loss) is reported net of income tax expense (benefit) of $403, $(1,513), and $476 for 2000, 1999 and 1998,
         respectively.

5.       DEFERRED ACQUISITION COSTS

         The components of the change in DAC were as follows:

         FOR THE YEARS ENDED DECEMBER 31
         ($ thousands)                                                             2000           1999             1998
                                                                                ----------     ----------        ---------
         Balance at January 1                                                   $  655,294     $  449,332        $ 364,983
         Capitalization                                                            361,730        248,483          138,527
         Amortization                                                             (110,117)       (44,554)         (53,499)
         Effect of net unrealized (gains) losses on securities
            available-for-sale                                                      (1,105)         2,033             (679)
                                                                                ----------     ----------        ---------
         BALANCE AT DECEMBER 31                                                 $  905,802     $  655,294        $ 449,332
                                                                                ==========     ==========        =========

6.       INCOME TAXES

         The components of income tax (benefit) expense from continuing operations were as follows:

         FOR THE YEARS ENDED DECEMBER 31
         ($ thousands)                               2000          1999             1998
                                                  ---------       -------          --------
         Current (benefit) expense                $ (22,879)      $ 8,437          $ 17,001
         Deferred expense                             8,877        24,269             6,872
                                                  ---------       -------          --------
         TOTAL (BENEFIT) EXPENSE                  $ (14,002)      $32,706          $ 23,873
                                                  =========       =======          ========

         Included in the current benefit for 2000 is a $27,389 one time reduction of tax expense relating to periods prior to 2000. This resulted from a new IRS technical memorandum clarifying the treatment of dividends received deduction for Separate Accounts. The tax benefit pertaining to 2000 earnings is $7,662.

         Significant components of the Company's net deferred tax liability are as follows:

         AS AT DECEMBER 31
         ($ thousands)                                                     2000                     1999
                                                                    -----------             ------------
         DEFERRED TAX ASSETS:
            Financing arrangements                                  $        52             $        136
            Unrealized losses on securities available-for-sale              158                    1,048
            Net operating loss carryforwards                             29,767                        -
            Net capital loss carryforwards                                  540                        -
                                                                    -----------             ------------
         Gross deferred tax assets                                       30,517                    1,184
             Valuation allowance                                           (171)                    (657)
                                                                    -----------             ------------
         Net deferred tax assets                                         30,346                      527
                                                                    -----------             ------------
         DEFERRED TAX LIABILITIES:
            Deferred acquisition costs                                  (82,304)                 (43,559)
            Other                                                        (3,855)                  (3,501)
                                                                    -----------             ------------
         Total deferred tax liabilities                                 (86,159)                 (47,060)
                                                                    -----------             ------------
         NET DEFERRED TAX LIABILITY                                 $   (55,813)            $    (46,533)
                                                                    ===========             ============

         As of December 31, 2000, the Company had unrealized capital losses in its available for sale portfolio. Under federal tax law, utilization of these capital losses, when realized, is limited to use as an offset against capital gains. The Company believes that it is more likely than not that it will be unable to realize the benefit of the full deferred tax asset related to the net unrealized capital losses. The Company has, therefore, established a valuation allowance for the amount in excess of the available capital gains. The Company believes that it will realize the full benefit of its remaining deferred tax assets.

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

         The Company received a refund of $7,221 in 2000, and made tax payments of $11,077 and $12,516 in 1999 and 1998, respectively

         At December 31, 2000, the Company has operating loss carryforwards of $85,048 that will begin to expire in 2014.

7.       FINANCING AND REINSURANCE AGREEMENTS

         The financing agreements entered into with reinsurance companies relate primarily to the products sold by MNA. Most of MNA's reinsured products are considered investment products under GAAP and as such, the reinsurance agreements are considered financing arrangements which require deposit type accounting. Under this accounting model, net premiums received by the reinsurer are recorded as deposits. Financing arrangements have been entered into primarily to improve cash flow and statutory capital.

         The Company has entered into two indemnity coinsurance agreements to reinsure 100% of all contractual liabilities arising from the fixed portion of both in-force and new variable annuity business written. Under these agreements, each reinsurer, one unaffiliated and one affiliated, receives the fixed portion of all premiums and transfers received by the Company. Each reinsurer reimburses the Company for all claims and provides expense allowances to cover commissions and other costs associated with the reinsured business.

         The Company has modified coinsurance agreements with two unaffiliated life insurance companies. The treaties cover the quota share of all elements of risk under the variable portion of certain variable annuity business. Another treaty with an unaffiliated life insurance company, recaptured in 1999, covered the variable portion of certain annuity contracts written prior to December 31, 1996.

         The Company has treaties with four reinsurers, three unaffiliated and one affiliated, to reinsure its minimum death benefit guarantee risk. In addition, the Company reinsures a portion of its risk related to waiving surrender charges at death. One of the treaties with an unaffiliated reinsurer reinsures the risk associated with the "Guaranteed Retirement Income Program". The Company is paying the reinsurers an asset-based premium, the level of which varies with both the amount of exposure to this risk and the realized experience.

         Effective July 1, 2000, MNY entered into deferred stop loss reinsurance agreements with two unaffiliated reinsurers to cover a portion of the risk associated with variable annuity minimum death benefit guarantee claims. During 2000, the Company incurred $395 in reinsurance costs. The agreements have a term of fifteen years; at the end of which a settlement will be made. The Company has accounted for these agreements using the deposit method.

         The Company has a treaty with an unaffiliated reinsurer to reinsure a quota share of the variable portion of the Company's variable life insurance contracts. In addition, the reinsurer assumes the product's net amount at risk in excess of the Company's retention limit on a yearly renewable term basis.

         Beginning in 1998, MNY has entered into treaties with eight reinsurers, seven unaffiliated and one affiliated, to reinsure any face amounts in excess of $100 for its traditional nonparticipating insurance products. The Company remains liable for amounts ceded in the event that reinsurers do not meet their obligations. To date, there have been no reinsurance recoveries under these agreements.

         In the event of insolvency of a reinsurer, the Company remains primarily liable to its policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. Accordingly, the Company periodically monitors the financial condition of its reinsurers.

         The Company does not participate in any reinsurance agreements in which the reinsurer may unilaterally cancel reinsurance coverage for reasons other than nonpayment of premiums or other similar credits, or a significant change in the ownership of the Company. The Company does not have any reinsurance agreements in effect under which the amount of losses paid or accrued through December 31, 2000 would result in a payment to the reinsurer of amounts which, in the aggregate and allowing for offset of mutual credits from other reinsurance agreements with the same reinsurer, exceed the total direct premiums collected under the reinsured policies.

8.       SHAREHOLDER'S EQUITY


         The Company has one class of capital stock:

         AS AT DECEMBER 31
         ($ thousands)                                                2000                   1999
                                                                 ---------               --------
         AUTHORIZED:
              3,000 Common shares, par value $1,000
         ISSUED AND OUTSTANDING:
              2,601 Common shares (2,600 in 1999)                $   2,601               $  2,600
                                                                 =========               ========

         The Company received capital contributions from MWLH of $53,000 and $28,049 in September 2000 and December 1999, respectively.

         The net assets of MNA and MNY available to MWLH as dividends are generally limited to, and cannot be made, unless from earned statutory-basis profits. The maximum amount of dividends that may be paid by life insurance companies without prior approval of the Insurance Commissioners of the States of Delaware and New York is subject to restrictions relating to statutory surplus and net gain from operations on a statutory basis.

         Net (loss) income and capital and surplus, as determined in accordance with statutory accounting principles for MNA and MNY were as follows:

         FOR THE YEARS ENDED DECEMBER 31
         ($ thousands)                                   2000                  1999                    1998
                                                    ---------              --------                --------
         MNA:
            Net (loss) income                       $ (59,077)             $ (2,524)               $ 28,067
            Net capital and surplus                   152,105               171,094                 157,940
         MNY:
            Net (loss) income                          (3,010)                  932                  (5,678)
            Net capital and surplus                    60,485                63,470                  62,881
                                                    =========              ========                ========

         State regulatory authorities prescribe statutory accounting practices that differ in certain respects from GAAP in the United States followed by stock life insurance companies. The significant differences relate to investments, deferred acquisition costs, deferred income taxes, nonadmitted asset balances, and insurance benefit reserves.

         MNA's broker dealer subsidiary, MSS, is subject to the Securities and Exchange Commission's ("SEC") "Net Capital Rule" as defined under rule 15c3-1. At December 31, 2000, 1999 and 1998, the net capital of the broker dealer exceeded the SEC's minimum capital requirements.

9.       RELATED-PARTY TRANSACTIONS


         The Company utilized various services provided by MLI in 2000, 1999 and 1998, such as legal, personnel, investment accounting and other corporate services. The charges for these services were approximately $11,137, $11,955, and $12,662 in 2000, 1999 and 1998, respectively. At
         December 31, 2000 and 1999, the Company had a net liability to MLI for these services and interest accrued on notes payable of $16,426 and $8,341, respectively. At December 31, 2000 and 1999, the payable is offset by a receivable from MIT and MLI for expenses paid on their behalf of $370 and $434, respectively. In addition, the Company has an intercompany receivable from MWLH relating to federal income taxes of $27 at December 31, 2000 and had an intercompany payable of $2,360 at December 31, 1999.

         The financial statements have been prepared from the records maintained by the Company and may not necessarily be indicative of the financial conditions or results of operations that would have occurred if the Company had been operated as an unaffiliated corporation (see also Notes 1, 6, 7, 8, 10, 11, 12 and 13 for additional related-party transactions).


10.      NOTES PAYABLE TO AFFILIATES AND LINES OF CREDIT

         MNA has promissory notes from The Manufacturers Life Insurance Company
         (USA) ("ManUSA") for $422,000, including an additional borrowing of $166,900 during 2000. The principal was paid down by $36,000 in September 2000 via the $53,000 capital contribution from MWLH. Interest on the loan is calculated at a fluctuating rate equal to LIBOR plus
         32.5 basis points and is payable in quarterly installments. Principal and accrued interest are payable within 45 days of demand. Accrued interest payable at December 31, 2000, 1999 and 1998 is $1,295, $834, and $419, respectively.

         MNA has a surplus note of $20,000 with interest at 8% due to ManUSA. The note and accrued interest are subordinated to payments due to policyholders and other claimants. Principal and interest payments and interest accruals can be made only upon prior approval of the Insurance Department of the State of Delaware.

         MNA and MNY have unsecured lines of credit with State Street Bank and Trust Company totaling $15,000, bearing interest at the bank's money market rate plus 50 basis points. There were no outstanding advances under the lines of credit at December 31, 2000 and 1999.

         Interest expense and interest paid in 2000 were $26,860 and $26,335, respectively (1999: $15,546 and $15,250; 1998: $13,506 and $16,861).

11.      EMPLOYEE BENEFITS


         a) EMPLOYEE RETIREMENT PLAN

         The Company participates in a non-contributory pension plan; which is sponsored by the Company's indirect parent ManUSA. The Cash Balance Plan ("the Plan") provides pension benefits based on length of service and final average earnings. Pension benefits are provided to those participants after three years of vesting service, and the normal retirement benefit is actuarially equivalent to the cash balance account at normal retirement date. The normal form of payment under the Plan is a life annuity, with various optional forms available. Vested benefits are fully funded; current pension costs are funded as they accrue.

         Actuarial valuation of accumulated plan benefits are based on projected salaries and best estimates of investment yields on plan assets, mortality of participants, employee termination and ages at retirement. Pension costs that relate to current service are charged to earnings in the current period. Experience gains and losses are amortized to income over the estimated average remaining service lives of the participants. No pension expense was recognized by the sponsor in 2000, 1999, or 1998 because the plan was subject to the full funding limitation under the Internal Revenue Code.

         At December 31, 2000, the projected benefit obligation of the plan based on an assumed interest rate of 7.25% was $51,854. The fair value of plan assets is $80,982.

         The Company also participates in an unfunded supplemental cash balance plan ("the Supplemental Plan") which is sponsored by Manulife Financial for executives. This non-qualified plan provides defined pension benefits in excess of limits imposed by the law to those retiring after age 50 with 10 or more years of vesting service. This plan covers the Company employees and selected executives of MNA. Pension benefits are provided to those who terminate after 5 years of vesting service, and the pension benefit is a final average benefit based on the executive's highest 5-year average earnings. Compensation is not limited, and benefits are not restricted by the Internal Revenue Code Section 415. Contribution credits vary by service, and interest credits are a function of the 1-year U.S. Treasury Bond rate plus 0.50%, but no less than 5.25% per year. These annual contribution credits are made in respect of the participant's compensation that is in excess of the limit in Internal Revenue Code Section 401(a)(17). In addition, a one-time contribution may be made for a participant if it is determined at the time of their termination of employment that the participant's pension benefit under the Plan is limited by Internal Revenue Code
         Section 415. Together, these contributions serve to restore to the participant the benefit that he / she would have been entitled to under the Plan's benefit formula but for the limitation in Internal Revenue Code Sections 401 (a)(17) and 415.

         a) EMPLOYEE RETIREMENT PLAN (CONTINUED)

         Benefits under the Supplemental Plan are provided to participants after three years. The default form of payment under this plan is a lump sum although participants may elect to receive payment in the form of an annuity provided that such election is made within the time period prescribed in the plan. If an annuity form of payment is elected, the amount payable is equal to the actuarial equivalent of the participant's balance under the Supplemental Plan, using the factors and assumptions for determining immediate annuity amounts applicable to the participant under the Plan.

         At December 31, 2000, the projected benefit obligation to the participants of the Supplemental Plan was $21,945. This is based on an assumed interest rate of 7.25%.

         b) 401(k) PLAN

         The Company participates in a defined contribution 401(k) Savings Plan sponsored by ManUSA. This plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Company contributed $353, $300, and $285 in 2000, 1999, and 1998, respectively.

         c) OTHER POSTRETIREMENT BENEFIT PLAN

         In addition to the retirement plan, the Company participates in the postretirement benefit plan of ManUSA which provides retiree medical and life insurance benefits to those who have attained age 55 with 10 or more years of service. The plan provides the medical coverage for retirees and spouses under age 65. Medicare provides primary coverage and the plan provides secondary coverage. There is no contribution for post-age 65 coverage and no contributions are required for retirees for life insurance coverage. The plan is unfunded.

         The postretirement benefit cost of the Company, which includes the expected cost of postretirement benefits for newly eligible employees and for vested employees, interest cost, and gains and losses arising from differences between actuarial assumptions and actual experience, is accounted for by the plan sponsor, ManUSA.

12.      LEASES

         In January 1999, ManUSA entered into a new sublease agreement on behalf of the Company. In September 1999, the Company surrendered its old office space and was released from its lease commitment. The Company moved into the new office space in September 1999 with payments to the landlord commencing January 1, 2000. The free rent from September to December 1999 is being amortized over the term of the lease. In May 2000, ManUSA entered into an additional sublease agreement on behalf of the Company. The Company moved into the initial sublease premises in November 2000. It is expected that the Company will enter phase two of the sublease premises in September 2001. For the years ended December 31, 2000, 1999 and 1998, the Company incurred rent expenses of $3,922, $3,105 and, $1,617, respectively. The Company also leases various office equipment under operating lease agreements.

         The minimum lease payments associated with the office space and various office equipment under operating lease agreements are as follows:

         YEAR ENDED:                    MINIMUM LEASE PAYMENTS
         -----------                    ----------------------
             2001                                      $ 4,982
             2002                                        5,907
             2003                                        5,591
             2004                                        4,073
             2005 and after                             15,194
                                                       -------
         TOTAL                                         $35,747
                                                       =======

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

14.      DISCONTINUED OPERATIONS

         On May 6, 1997, MNA signed a letter of intent to sell its mutual fund operations. This disposal has been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, which, among other provisions, required the plan of disposal to be carried out within one year. On October 1, 1997, the Company sold its advisory operations for North American Funds and the pre-existing deferred commission assets related to the mutual fund operations. In 1998, related to the sale, the Company received a contingent payment of $1,000, before income taxes, less an adjustment of $105 to the final settlement of the purchase price. For 1998, the Company realized a gain of $895, before applicable taxes of $313.

15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values and estimated fair values of the Company's financial instruments are as follows:

                                                              2000                                 1999
                                                --------------------------------    --------------------------------
($ thousands)                                   CARRYING VALUE     FAIR VALUE        CARRYING VALUE     FAIR VALUE
                                                --------------    --------------     --------------    -------------
ASSETS:
     Fixed-maturity securities                  $      136,739    $      136,739     $      152,922    $     152,922
     Short-term investments                             48,200            48,200             41,311           41,311
     Policy loans                                        8,961             8,961              7,049            7,049
     Cash and cash equivalents                          11,751            11,751             27,790           27,790
     Due from reinsurers                               738,856           738,856            797,746          797,746
     Separate account assets                        16,813,984        16,813,984         16,022,215       16,022,215
LIABILITIES:
     Policyholder liabilities and accruals      $      876,243    $      872,283      $     937,510    $     932,705
     Notes payable to affiliates                       442,000           442,000            311,100          311,100
     Separate account liabilities                   16,813,984        16,813,984         16,022,215       16,022,215

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

         Policyholder Liabilities and Accruals: Fair values of the Company's liabilities under contracts not involving significant mortality risk (deferred annuities) are estimated to be the cash surrender value, or the cost the Company would incur to extinguish the liability. Also, amounts due to reinsurers reflect the net reinsured cash flow related to financing agreements which is primarily a current liability. As such, fair value approximates carrying value.

         Notes Payable to Affiliates: Fair value is considered to approximate carrying value as the majority of notes payable are at variable interest rates that fluctuate with market interest rate levels.

16.      CONTINGENCIES

         The Company is subject to various lawsuits that have arisen in the course of its business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material.

17.      SUBSEQUENT EVENT

         On February 23, 2001, the Company received an additional capital contribution of $50,000 from its Parent.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant (also referred to as the "Company")

Officers and Directors of the Company

The directors and executive officers of the Company, together with their principal occupations during the past five years, are as follows:

Name                     Position with the Company     Principal Occupation
----                     -------------------------     --------------------
James R. Boyle           Director* and President       President of the Company, July
Age: 41                                                1999 to present; Senior Vice
                                                       President, US Annuities,
                                                       Manulife Financial, July 1999 to
                                                       present; Vice President,
                                                       Institutional Markets, Manulife
                                                       Financial, May 1998 to June
                                                       1999; Vice President,
                                                       Administration of the Company,
                                                       September 1996 to May 1998; Vice
                                                       President, Treasurer and Chief
                                                       Administrative Officer, North
                                                       America Funds, June 1994 to
                                                       September 1996.

John D. DesPrez III      Director* and Chairman        Executive Vice President, US Operations,
Age: 44                  of the Board                  Manulife Financial, January 1999 to date;
                                                       Senior Vice President, US
                                                       Annuities, Manulife Financial,
                                                       September 1996 to December,
                                                       1998; President of the Company,
                                                       September 1996 to December,
                                                       1998; Vice President, Mutual
                                                       Funds, Manulife Financial,
                                                       January 1995 to September 1996.

Name                     Position with the Company     Principal Occupation
----                     -------------------------     --------------------
James D. Gallagher       Vice President, Secretary     Vice President, Legal Services, Manulife
Age: 46                  and General Counsel           Financial, January 1996 to date; President,
                                                       MNY, August 1999 to present;
                                                       Vice President, Secretary and
                                                       General Counsel of the Company,
                                                       June 1994 to date.

Kevin Hill               Vice President, Business      Vice President, Business Implementation of
Age: 35                  Implementation                the Company, October 1999 to present;
                                                       Assistant Vice President,
                                                       Project Management and Annuity
                                                       Operations of the Company, May
                                                       1996 to October 1999; Director,
                                                       Support Services of the Company,
                                                       October 1994 to June 1996.

David W. Libbey          Director, Vice President,     Vice President, Treasurer and Chief Financial
Age: 53                  Treasurer, and Chief          Officer of the Company, December 1997 to
                         Financial Officer             present; Vice President,
                                                       Finance, US Annuities, Manulife
                                                       Financial, June 1997 to present;
                                                       Vice President, Finance of the
                                                       Company June 1997 to December
                                                       1997; Vice President & Actuary,
                                                       Paul Revere Insurance Group,
                                                       August 1988 to March 1997.

Name                     Position with the Company     Principal Occupation
----                     -------------------------     --------------------
Jonnie M. Smith          Vice President, Customer      Vice President, Customer Service and
Age: 52                  Service and                   Administration of the Company, October
                         Administration                1999 to present; Vice President, Annuity
                                                       Customer Services and Operations, New England
                                                       Financial, July 1983 to September 1999.


John Ostler              Chief Actuary                 President and Chief Financial Officer, US Operations, MLI,
Age: 47                                                October 1, 2000 to present; Vice President and Corporate Actuary,
                                                       MLI, March 1998 to September 2000; Vice President &CFO US
                                                       Individual Insurance, MLI, 1992 to March 1998; Vice President,
                                                       US Insurance Products, MLI, 1990-1992; Assistant Vice
                                                       President & Pricing Actuary, US Insurance, MLI, 1988-1990


Marc Costantini          Vice President, Annuity       Vice President, Annuity Product Development, 2000 to
Age: 31                  Product Development           present; Manulife Reinsurance, Vice President Life and
                                                       Financial Reinsurance, 1998 to 2000; Manulife Reinsurance,
                                                       Vice President and CFO, 1997-1998;  Manulife Reinsurance
                                                       Europe,  Assistant Vice President, 1994-1997.


Mark Rizza               Vice President, Information   Vice President, Information Technology of the Company, 1999
Age: 40                  Technology                    to present; Vice President, Systems Operations of Chase
                                                       Global Funds Services, Chase Manhattan Bank, 1993 to 1999.


J. Brent Wilkinson       Vice President, E-Business,   Vice President, E-Business, US Annuities, 2000 to present;
Age: 38                  US Annuities                  President and CEO, Internexus.com, Inc., 1999-2000; CEO and
                                                       President, Nexus Technology Group, Inc. , 1995-1999.

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

                           Summary Compensation Table

                                                                Other                  Securities                  All
                                                                Annual    Restricted   Underlying                 Other
                                                               Compensa-    Stock       Options/       LTIP       Compen-
Name and Principal Position    Year       Salary     Bonus(1)   tion(2)    Award(s)    SARs (units)   Payout      sation(3)
---------------------------    ----       ------     --------  ---------  ----------   -----------   ------      -------
James R. Boyle                 2000      $261,262   $292,500       N/A          N/A       39,600     $345,000(4)  $5,284
President                      1999      $104,738   $125,364    $3,932          N/A          N/A     $345,000     $2,333
                               1998       $49,647     $7,871       N/A          N/A          N/A          N/A        N/A

David W. Libbey,               2000      $152,777    $93,234       N/A     $281,029       11,684      $52,099     $3,157
Vice President,                1999      $133,230    $84,807    $8,868          N/A          N/A          N/A       $315
Treasurer                      1998      $111,998    $41,000   $10,679          N/A          N/A          N/A     $1,858

Jonnie Smith                   2000      $153,739    $89,057   $74,615     $105,333        6,300      $10,726       $648
Vice President,                1999        $8,283        N/A   $17,262          N/A          N/A          N/A        $19
Customer Service
 and Administration

Kevin Hill                     2000      $130,706    $79,949       N/A      $82,160        6,300       $8,379     $3,744
Vice President,                1999       $94,419    $41,900   $12,901          N/A          N/A          N/A     $2,727
Business
Implementation

Mark S. Rizza                  2000      $123,917    $87,116       N/A          N/A        5,000          N/A     $1,470
Vice President,
Information
Services, U. S.
Annuities


(1)  Bonus for 2000 performance paid in 2001.

(2) Does not include group health insurance since the plans are the same for all salaried employees.

(3) Other Compensation includes the value of term life insurance premiums paid by Manulife Financial for the benefit of the executive officer and Company paid 401(k) plan contributions.

(4) These amounts represent allocation of the final half of payment Mr. Boyle was entitled to receive through an arrangement available to him in respect of the Company's purchase in 1999 of the shares of MWLH that the Company did not already own. This other half of the payment was made to Mr. Boyle in June 2000. Mr. Boyle's participation in this arrangement was developed in order to better align Mr. Boyle's interests with those of MWLH.

The Management Resources and Compensation Committee (the "MRCC") reviews Manulife Financial's global human resources strategy. The goal is to be an employer of choice, therefore its human resource policies and programs must support the attraction and retention of the very best talent in today's competitive marketplace.

The MRCC reviews annually succession plans and global leadership development programs. It approves the appointment, succession and remuneration of senior management, including Executive Vice Presidents and Senior Vice Presidents, but excluding the President and Chief Executive Officer.

Manulife Financial's global compensation policies are designed to recognize and reward performance as well as to attract, retain, develop and motivate employees. The MRCC seeks to align management compensation with shareholders' interests and company performance and to ensure that the total compensation package is competitive with the median of Manulife Financial's comparator group.

The MRCC approves Manulife Financial's Annual Incentive, Long Term Incentive, Executive Stock Option plans, grants and payments.

This year special focus was placed on the development and implementation of programs that reflect Manulife Financial's status as publicly traded company, including the introduction of a global share purchase program for all employees and an executive stock option program.

EXECUTIVE COMPENSATION

The Company's executive compensation program is comprised of four key components: base salary, annual incentives, long-term incentives, and benefits.

BASE SALARY

The MRCC approves the salary ranges and individual salary increases for all Executive Vice Presidents and Senior Vice Presidents and all Vice Presidents at the aggregate level.

ANNUAL INCENTIVE PLAN

Manulife Financial's Annual Incentive Plan ("AIP") provides executive officers with the opportunity to earn incentive bonuses based on the achievement of pre-established corporate, divisional, and individual performance objectives. AIP performance measures are approved by the MRCC annually. Incentive awards vary based on organizational level. Target incentive awards range from 20 per cent to 50 per cent of base salary assuming performance objectives are achieved. When corporate and divisional performance objectives are significantly exceeded, a participant can receive incentive awards up to a maximum of 2.5 times target. If corporate and divisional performance objectives are below targeted performance, the incentive awards are adjusted accordingly. The Executive Officers participate in the AIP on the same basis as all other officers.

DESCRIPTION OF LONG TERM INCENTIVE PLAN

On December 9, 1999, the Board of Directors of Manulife Financial approved the termination of the Long Term Incentive Plan ("LTIP"), which had been in effect since 1994. Participants received the last grant under the program in January 2000. The description of the LTIP that follows is general in nature and is not intended to cover all terms and conditions of the LTIP.

The LTIP enabled Manulife Financial and the Company to compete with shareholder-owned companies for qualified senior managers. Payouts under the LTIP were based on the percentage change in the surplus of Manulife Financial.

Grants of appreciation rights were generally made to participants each year. Four years from the date of grant, one-half of the appreciation rights would be redeemable at their appreciated value for cash and the remaining appreciation rights would vest, but would not be redeemable until retirement or other termination of employment.

LONG TERM INCENTIVE PLANS-
AWARDS IN MOST RECENTLY COMPLETED FINANCIAL YEAR
--------------------------------------------------------------------------------

The following table sets forth information concerning Long Term Incentive Plan awards made to Executive Officers in January 2000:

      Name                   Securities Units or Other Rights    Performance or Other Period Until
                                           (#)(1)                     Maturation or Payout(2)
      ----                   --------------------------------    ---------------------------------
      David W. Libbey                     4,406(3)                       October 2, 2000
      Jonnie Smith                        5,178                          October 2, 2000
      Kevin Hill                          4,045                          October 2, 2000


Notes:

(1) Each grant is comprised of an equal number of cash appreciation rights and retirement appreciation rights.

(2) All appreciation rights vested on October 2, 2000. Participants were offered, on a discretionary basis, cash in exchange for all entitlements under the Long Term Incentive Plan (LTIP).

(3) This number represents only the percentage of LTIP grants in line with Mr. Libbey's time allocated to MNA.

TERMINATION OF THE LONG TERM INCENTIVE PLAN

As approved by shareholders at MFC's first Annual and Special Meeting of Shareholders, the Long Term Incentive Plan ("LTIP") was terminated in 2000. The operation of the LTIP is described above under the heading "Description of Long Term Incentive Plan".

As part of the wind-up, current employees who were participants in the LTIP were offered cash in exchange for accrued entitlements under the LTIP. These cash payments were made effective October 2, 2000.

EXECUTIVE STOCK OPTION PLAN

The LTIP was replaced with the Executive Stock Option Plan in October 2000 for current executive officers. The Executive Stock Option Plan (the
"ESOP") was approved at MFC's first Annual and Special Meeting of Shareholders, which took place on May 4, 2000. The ESOP is designed to:

     -    motivate management performance through incentive compensation;
     - encourage management ownership in MFC to further align the interests of executives with those of our shareholders in creating long-term shareholder value;
     -    attract and retain executive talent; and,
     - enable executives to participate in the long-term growth and financial success of Manulife Financial.

The MRCC has authorization to grant stock options, deferred share units, share appreciation rights, restricted shares and performance awards to officers and employees of the Company or its affiliates. The maximum number of common shares of MFC that may be issued under the ESOP is 36,800,000 common shares.

On October 2, 2000, stock options and/or deferred share units were granted to eligible officers.

Stock Options

These options have a maximum exercise period of 10 years and vest at the rate of 25 per cent per year, with the first 25 per cent vesting on the grant date. The exercise price is Canadian $31.60, which was the closing price of the common shares of MFC as reported on the Toronto Stock Exchange on the last trading day previous to the date of the grant.

Deferred Share Units

Deferred share units ("DSUs") represent the right to receive common shares equal to the number of DSUs held by the participants. DSUs vest at a rate of 25% per year, with the first 25% vesting on the grant date. Additional DSUs are credited to participants' accounts at the same rate as dividends are declared on MFC's common shares. When vested, the participant is eligible to redeem the vested DSUs into common shares upon retirement or termination of employment.

Executive Stock Ownership Guidelines

To support Manulife Financial's belief in stock ownership by executives, on June 14, 2000, the MRCC approved the guidelines for key officers which require stock holdings, including deferred share units, proportionate to the individual's compensation and position with Manulife Financial. Newly hired and promoted executives are given five years to achieve the following guidelines:

     -    President and Chief Executive Officer - 3.0 times base salary
     -    Senior Executive Vice Presidents - 2.5 times base salary
     -    Executive Vice Presidents - 2.0 times base salary
     -    Senior Vice Presidents - 1.5 times base salary.

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

US RETIREMENT PLANS

The executives of MNA earn pension benefits pursuant to their plan membership in the ManUSA US Cash Balance Plan. In addition they are also eligible for benefits under the ManUSA US Supplemental Cash Balance Plan. They can also participate in the ManUSA 401(k) Savings Plan.

The ManUSA US Cash Balance Plan

Under this plan, which is a defined benefit plan, a separate account is established for each participant. The account receives company contribution credits based on service and earnings. The account earns semi-annual interest credits based on the yield of one-year US Treasury bills plus half a percentage point, subject to a minimum interest credit of 5.25%. The yearly maximum amount of eligible pay allowed under the qualified plan is $170,000 for 2000. Employees are vested after 3 years of vesting service. Normal retirement age is 65. The normal form of payment under the Cash Balance Plan is a life annuity, with various optional forms available including a lump sum.

The ManUSA US Supplemental Cash Balance Plan

Executive officers are also eligible for benefits under the ManUSA US Supplemental Cash Balance Plan. This is a non-contributory, non-qualified plan. During the period of an executive's active participation in the plan, annual company contribution credits are made with respect to the portion of the executive's earnings which is in excess of $170,000 for 2000, with interest credited under this plan at the same rate as provided under the Cash Balance Plan. The default form of payment under the plan is a lump sum, although participants may elect to receive payment in the form of an annuity.

Company Contribution Credits

Complete Years of Cash Balance Service
Credits as of December 31st                  % of Eligible Pay up to $200,000        % of Eligible Pay over $200,000
--------------------------------------       --------------------------------        -------------------------------
      Less than 6                                          4%                                       4%
      6, but less than 11                                  5%                                       5%


Complete Years of Cash Balance Service
Credits as of December 31st                  % of Eligible Pay up to $200,000        % of Eligible Pay over $200,000
--------------------------------------       --------------------------------        -------------------------------
      11, but less than 16                                 7%                                       5%
      16, but less than 21                                 9%                                       5%
      21 or more                                          11%                                       5%

Projected Cash Balance and Supplemental pension benefits at age 65 payable as an annual annuity

                                               Years of Service
                         ---------------------------------------------------------------
Remuneration               15            20            25           30             35
     ($)                    $             $            $             $              $
                         ------        ------       -------       -------        -------
  $150,000               16,018        27,902        44,893        66,921         95,477
   175,000               18,688        32,552        52,375        78,074        111,391
   200,000               21,358        37,202        59,858        89,227        127,303
   225,000               23,763        40,982        65,418        97,096        138,165
   250,000               26,169        44,761        70,978       104,965        149,027
   300,000               30,980        52,319        82,098       120,702        170,751
   400,000               40,601        67,436       104,338       152,177        214,198
   500,000               50,223        82,552       126,578       183,652        257,645

Messrs. Boyle, Libbey, Rizza, Hill, and Ms. Smith have 8.583, 3.583, 1.417,
7.500 and 1.250 years of credited service as of December 31, 2000.

The ManUSA US 401(k) Savings Plan

In addition, to the above plans a 401(k) Savings Plan is offered. The plan allows employees of the Company to contribute on a pre-tax basis 1% to 15% of their earnings up to the limits imposed by the Internal Revenue Code. The yearly maximum an employee can contribute is $10,500 for 2000. The Company matches 50% of the first 6% of contributions. Employees become 100% vested in the employer matching contributions as outlined in the vesting schedule below. Additionally they become 100% vested if they retire on or after age 65, become disabled, or die.

    Years of Vesting Service         Vested Percentage
    ------------------------         -----------------
    Less than 2 years                       0%
    2 years but less than 3                50%
    3 years and thereafter                100%

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)

                          Name & Address of        Amount & Nature of
      Title of Class      Beneficial Owner        Beneficial Ownership    Percent of Class
      --------------      ----------------        --------------------    ----------------
       Common Stock             MWLH                  2,601 shares               100%

(b)  Nothing to report

(c)  Nothing to report

Item 13 - Certain Relationships and Related Transactions

Refer to Item 7 - Liquidity and Capital Resources.

                                     PART IV

Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  Financial Statements and Exhibits

(1) The following consolidated financial statements of the Registrant are filed as part of this report in Item 8:

a.   Report of Independent Auditors of Ernst & Young LLP dated March 9, 2001.

b.   Consolidated Balance Sheets at December 31, 2000 and 1999.

c. Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998.

d. Consolidated Statements of Changes in Shareholder's Equity for the Years Ended December 2000, 1999 and 1998.

e. Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

f.   Notes to Consolidated Financial Statements - December 31, 2000.

(2)  Financial Statement Schedules:

a. Schedule I - Consolidated Summary of Investments Other than Investments in Related Parties

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

Exhibit No.    Description
-----------    -----------
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

11             Not Applicable

12             Not Applicable

13             Not Applicable

14             Not Applicable

15             Not Applicable

16             Not Applicable

17             Not Applicable

18             Not Applicable

Exhibit No.    Description
-----------    -----------
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

27             Not Applicable

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

                          FINANCIAL STATEMENT SCHEDULES

            The Manufacturers Life Insurance Company of North America
                Schedule I - Consolidated Summary of Investments
                   Other than Investments in Related Parties
                               December 31, 2000
                                  ($ Thousands)

                                                                                           Amount Shown in the
                                                                           Fair           Consolidated Balance
Type of Investment                                  Cost                   Value                  Sheet
                                                  ---------               ---------       --------- ----------
Fixed maturities:
   United States Government                      $   61,765              $   62,440             $   62,440
   Corporate debt securities                         66,950                  66,465                 66,465
   Asset-backed securities                            6,796                   6,776                  6,776
   States / Political subdivisions                    1,057                   1,058                  1,058
                                                  ---------               ---------             ----------
Total fixed maturities                            $ 136,568               $ 136,739             $  136,739
                                                  =========               =========             ==========
Policy loans                                          8,961                   8,961                  8,961
Short-term investments                               48,200                  48,200                 48,200
                                                  ---------               ---------             ----------
Total investments                                 $ 193,729               $ 193,900             $  193,900
                                                  =========               =========             ==========

            The Manufacturers Life Insurance Company of North America
               Schedule III - Supplementary Insurance Information
                                  ($ Thousands)

                               Future Policy                                                     Benefits,
                                  Benefits               Other Policy                             Claims     Amortization
                 Deferred      Losses,Claims              Claims and                            Losses and   of Deferred
               Acquisition        and Loss     Unearned    Benefits    Premium  Net Investment  Settlement   Acquisition
   Segments       Costs           Expenses     Premiums     Payable    Revenue       Income      Expenses      Costs      Expenses
   --------    -----------    --------------   --------   -----------  -------  --------------  ----------  ------------  --------
    2000
Wealth
Management       902,051          874,591          -            -          -         12,448      10,534       110,047     274,843
Insurance          3,751            1,652          -            -        258            570        (198)           70       1,332
                 -------          -------     ------      -------    -------         ------      ------       -------     -------
Total            905,802          876,243          -            -        258         13,018      10,336       110,117     276,175
                 =======          =======     ======      =======    =======         ======      ======       =======     =======
    1999
Wealth
Management       654,336          937,307          -            -          -         12,514       6,735        44,474     209,294
Insurance            958              203          -            -        175            207           -            80         382
                 -------          -------     ------      -------    -------         ------      ------       -------     -------
Total            655,294          937,510          -            -        175         12,721       6,735        44,554     209,676
                 =======          =======     ======      =======    =======         ======      ======       =======     =======
    1998
Wealth
Management       449,281          744,103          -            -          -         12,176       4,885        53,493     145,752
Insurance             51                7          -            -          -              2           -             6       2,369
                 -------          -------     ------      -------    -------         ------      ------       -------     -------
Total            449,332          744,110          -            -          -         12,178       4,885        53,499     148,121
                 =======          =======     ======      =======    =======         ======      ======       =======     =======

            The Manufacturers Life Insurance Company Of North America
                            Schedule IV - Reinsurance
                                  ($ Thousands)



                                                                 Assumed                  Percentage of
                                                   Ceded to       From                       Amount
                                     Gross          Other         Other          Net         Assumed
                                     Amount       Companies     Companies       Amount        to Net
                                     ------       ---------     ---------       ------    -------------
Year ended December 31, 2000
Life insurance inforce               623,928        478,779             -       145,149            0%
                                     =======        =======       =======       =======        =====
Insurance premiums life                  830            572             -           258            0%
                                     =======        =======       =======       =======        =====
Year ended December 31, 1999
Life insurance inforce               374,308        263,621             -       110,687            0%
                                     =======        =======       =======       =======        =====
Insurance premiums life                  504            329             -           175            0%
                                     =======        =======       =======       =======        =====
Year ended December 31, 1998
Life insurance inforce               269,738        170,655             -        99,083            0%
                                     =======        =======       =======       =======        =====
Insurance premiums life                    -              -             -             -            0%
                                     =======        =======       =======       =======        =====

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
(Registrant)



By: /s/ JAMES R. BOYLE
    -------------------------------------------------------------------
    James R. Boyle, Principal Executive Officer


By: /s/ DAVID W. LIBBEY
    -------------------------------------------------------------------
    David W. Libbey, Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities with the Registrant on the 30th day of March, 2001.


SIGNATURE                           TITLE



 *
-------------------------------    Director and Chairman of the Board
 John D. DesPrez, III



 /s/ JAMES R. BOYLE
-------------------------------    President and Director (Principal
 James R. Boyle                    Executive Officer)



 /s/ DAVID W. LIBBEY
-------------------------------    Director, Vice President, Treasurer and
 David W. Libbey                   Chief Financial Officer (Principal and
                                   Accounting Officer)



 /s/ DAVID W. LIBBEY
-------------------------------
 *By David W. Libbey
  Attorney-in-Fact Pursuant to
  Powers of Attorney