Form 10-Q
period 2001-03-31
MANUFACTURERS LIFE INSURANCE CO OF NORTH AMERICA
filed 2001-05-15
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                   [ X ] Yes                   [  ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of March 31, 2001 was 2,602.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

                          Quarterly Report on Form 10-Q
                       For the period ended March 31, 2001

                                Table of Contents

--------------------------------------------------------------------------------



                                                                            Page
                                                                            ----

Part I    Financial Information                                               3

Item 1.   Consolidated Financial Statements                                   3

          Consolidated Balance Sheets as at March 31, 2001
          and December 31, 2000                                               3

          Consolidated Statements of Income for the three months
          ended March 31, 2001 and 2000                                       4

          Consolidated Statement of Changes in Shareholder's
          Equity as of March 31, 2001                                         5

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 2001 and 2000                                6

          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                             9

Part II   Other Information

Item 1    Legal Proceedings                                                   12

Item 2    Changes in Securities                                               12

Item 3    Defaults upon Senior Securities                                     12

Item 4    Submission of matters to a vote of Security Holders                 12

Item 5    Other Information                                                   12

Item 6A   Exhibits                                                            12

Item 6B   Reports on Form 8-K                                                 15

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED BALANCE SHEETS

                                                                             AS AT               AS AT
                                                                           MARCH 31           DECEMBER 31
ASSETS  ($ thousands)                                                        2001                2000
---------------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)
INVESTMENTS
   Fixed maturity securities available-for-sale, at fair value
   (amortized cost:  2001 $125,495; 2000 $136,568)                       $    127,111        $    136,739
   Short-term investments                                                      76,863              48,200
   Policy loans                                                                 9,279               8,961
---------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                        $    213,253        $    193,900
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                $      9,732        $     11,751
Accrued investment income                                                       2,414               2,504
Deferred acquisition costs                                                    913,800             905,802
Federal income tax recoverable from affiliates                                 12,460              13,459
Other assets                                                                   38,288              32,905
Receivable for undelivered securities                                           3,600               6,700
Due from reinsurers                                                           819,154             738,856
Separate account assets                                                    15,014,776          16,813,984
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $ 17,027,477        $ 18,719,861
=========================================================================================================
LIABILITIES AND SHAREHOLDER'S EQUITY  ($ thousands)
---------------------------------------------------------------------------------------------------------
LIABILITIES:

   Policyholder liabilities and accruals                                 $    973,480        $    876,243
   Payable to affiliates                                                        8,619              16,029
   Notes payable to affiliates                                                424,653             442,000
   Deferred income taxes                                                       48,254              55,813
   Other liabilities                                                           43,846              50,958
   Payable for undelivered securities                                           9,019                   -
   Separate account liabilities                                            15,014,776          16,813,984
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        $ 16,522,647        $ 18,255,027
---------------------------------------------------------------------------------------------------------
SHAREHOLDER'S EQUITY:

   Common stock (par value $1,000 per share, authorized - 3,000 shares; issued and outstanding - 2,602 shares in 2001 & 2,601
     shares in 2000)                                                     $      2,602        $      2,601
   Additional paid-in capital                                                 310,100             260,101
   Retained earnings                                                          192,054             202,596
   Accumulated other comprehensive gain (loss)                                     74                (464)
---------------------------------------------------------------------------------------------------------
Total shareholder's equity                                               $    504,830        $    464,834
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                               $ 17,027,477        $ 18,719,861
=========================================================================================================

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


FOR THE THREE MONTHS ENDED MARCH 31
($ thousands)                                                    2001              2000
------------------------------------------------------------------------------------------
REVENUES:
     Fees from separate accounts and policyholder funds        $   70,723       $   65,949
     Advisory fees and other distribution revenues                 40,711           39,065
     Premiums                                                         130               59
     Net investment income                                          3,086            3,446
     Net realized investment gains (losses)                           114             (576)
------------------------------------------------------------------------------------------
TOTAL REVENUE                                                  $  114,764       $  107,943
------------------------------------------------------------------------------------------
BENEFITS AND EXPENSES:
     Policyholder benefits and claims                          $    1,772       $    1,803
     Amortization of deferred acquisition costs                    63,717           16,371
     Selling expenses                                              16,984           20,323
     Subadvisory fees                                              20,075           18,451
     General operating expenses                                    30,631           27,790
------------------------------------------------------------------------------------------
TOTAL BENEFITS AND EXPENSES                                    $  133,179       $   84,738
------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES                              $  (18,415)      $   23,205
------------------------------------------------------------------------------------------
INCOME TAX (BENEFIT) EXPENSE                                   $   (7,873)      $    8,171
------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                              $  (10,542)      $   15,034
==========================================================================================

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)


                                                                                         ACCUMULATED
                                                                                            OTHER          TOTAL
  FOR THE THREE MONTHS ENDED MARCH 31        COMMON        ADDITIONAL      RETAINED    COMPREHENSIVE   SHAREHOLDER'S
   ($ thousands)                             STOCK      PAID-IN CAPITAL    EARNINGS     (LOSS) INCOME      EQUITY
  -------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2001                $ 2,601         $260,101        $ 202,596     $  (464)      $  464,834
  Capital contribution                            1           49,999                -           -           50,000
  Comprehensive (loss) income                     -                -          (10,542)        538          (10,004)
  -------------------------------------------------------------------------------------------------------------------
  BALANCE, MARCH 31, 2001                   $ 2,602         $310,100        $ 192,054     $    74       $  504,830
  ===================================================================================================================

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31
($ thousands)                                                                                2001              2000
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net (loss) income                                                                     $   (10,542)       $   15,034
Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Amortization of bond discount and premium                                                 60               106
     Benefits to policyholders                                                              1,772             1,803
     Provision for deferred income tax                                                     (7,910)            7,969
     Net realized investment (gains) losses                                                  (114)              576
     Amortization of deferred acquisition costs                                            63,717            16,371
     Policy acquisition costs deferred                                                    (72,229)          (92,916)
     Changes in assets and liabilities:
        Accrued investment income                                                              90                32
        Federal income tax recoverable from affiliates                                        999                 -
        Other assets                                                                       (5,383)           (1,748)
        Payable to affiliates                                                              (7,410)           (7,542)
        Other liabilities                                                                  (7,112)           (2,492)
-------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                 $   (44,062)       $  (62,807)
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:

Fixed-maturity securities sold, matured or repaid                                     $    50,180       $    34,391
Fixed-maturity securities purchased                                                       (39,053)          (22,444)
Net change in short-term investments                                                      (28,704)           (3,914)
Policy loans advanced, net                                                                   (318)             (616)
Net change in receivable for undelivered securities                                         3,100                 -
Net change in payable for undelivered securities                                            9,019                 -
-------------------------------------------------------------------------------------------------------------------
Cash (used in) provided by investing activities                                       $    (5,776)       $    7,417
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net reinsurance consideration                                                         $   (80,298)       $   (2,218)
Increase in account balances subject to reinsurance                                        80,298             2,218
Deposits to policyholder account balances                                                  30,793            12,069
Net transfers to separate accounts from policyholder account balances                     (10,158)          (10,574)
Withdrawals from policyholder account balances                                             (5,469)           (5,511)
(Decrease) increase in notes payable to affiliates                                        (17,347)           61,250
Capital contribution by Parent                                                             50,000                 -
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             $    47,819       $    57,234
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS:

(Decrease) increase during the period                                                 $    (2,019)       $    1,844
Balance, beginning of period                                                               11,751            27,790
-------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                                $     9,732       $    29,634
===================================================================================================================

See accompanying notes.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

3.       DERIVATIVE FINANCIAL INSTRUMENTS

         Effective January 1, 2001 with the adoption of SFAS No. 133 - "Accounting for Derivative Instrument and Hedging Activities", and
         SFAS No. 138 "Accounting for Certain Derivatives and Certain Hedging Activities," all derivative instruments are reported on the Consolidated Balance Sheets at their fair value, with changes in fair value recorded in income or equity, depending on the nature of the derivative instrument. Changes in the fair value of derivatives that are not designated as hedges are recognized in current period earnings.

         The Company has entered into a reinsurance agreement with an unaffiliated reinsurer to reinsure the risk associated with the "Guaranteed Retirement Income Program". As a result, there is an embedded derivative within this agreement that has an estimated fair market value of $100 million as at March 31, 2001. The fair value is reflected in the Consolidated Balance Sheets as part of "Due from reinsurers". The $100 million estimated fair value of the obligation to the policyholder has been reflected in the Consolidated Balance Sheets as part of "Policyholder liabilities and accruals". There was no cumulative effect to the consolidated financial statements of the company upon the adoption of these accounting statements.

4.       COMPREHENSIVE (LOSS) INCOME

         Total comprehensive (loss) income was as follows:

         FOR THE THREE MONTHS ENDED MARCH 31

         ($ thousands)                                                               2001        2000
         ----------------------------------------------------------------------------------------------
         NET (LOSS) INCOME                                                        $(10,542)    $ 15,034
         ----------------------------------------------------------------------------------------------
         OTHER COMPREHENSIVE INCOME, NET OF TAX:
           Unrealized holding gains  arising during the year                           612          139
             Less:
            Reclassification adjustment for realized gains (losses) included in
                Net Income                                                              74         (374)
         ----------------------------------------------------------------------------------------------
         Other comprehensive income                                                    538          513
         ----------------------------------------------------------------------------------------------
         COMPREHENSIVE (LOSS) INCOME                                              $(10,004)    $ 15,547
         ==============================================================================================

         Other comprehensive income is reported net of income tax expense of $289 (2000 - $289).

5.       CONTINGENCIES

         Over the normal course of its business, the Company may become subject to various lawsuits. Contingent liabilities arising from litigation, income taxes and other matters are not considered material.

Item 2. Management's Discussion And Analysis Of Results Of Operations And Financial Condition

OVERVIEW

The Manufacturers Life Insurance Company of North America (hereinafter referred to as "MNA" or the "Company") reported a net loss of $10.5 million for the first quarter ended March 31, 2001 in comparison to net income of $15.0 million for the same period last year. This change was the result of the impact from a continued downturn in the equity market environment for the first 3 months of 2001 as compared to favorable market performance in the same time period of last year.

REVIEW OF OPERATING RESULTS

The Company has two segments, wealth management and insurance. The insurance operations are considered by management to be in a developmental stage. The following analysis of the consolidated results of operations and financial condition of MNA should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements for the quarter ended March 31, 2001. The discussion will focus solely on the wealth management operations of the Company due to the limited assets and revenues associated with the insurance operations.

The Company's primary source of earnings in its wealth management operations are from the sale of annuities and are comprised of fees assessed against policyholder account balances held in the Company's separate accounts. Such fees include mortality and expense risk charges, surrender charges, and an annual administrative charge. In addition, the Company earns a spread between the advisory fees charged to manage the separate account assets invested in the Manufacturers Investment Trust, a no-load, open-end management investment company, and the sub-advisory fees paid to external managers of those same assets. A key factor in the Company's profitability is sustained growth in the underlying assets through market performance coupled with the ability to acquire and retain new variable annuity and life deposits. The Company began to sell pension products in 1998. No significant revenues were generated from the sales of such products since then.

Revenues

Total revenues for the first quarter of 2001 increased by 6.3% to $114.8 million, up from the $107.9 million comparative of 2000. Fees associated with the management of the separate accounts and policyholder general accounts increased by 6.1% to $111.4 million, up from $105.0 million in 2000. The underlying average asset base against which such fees are calculated has remained relatively constant in comparing the two quarters. However, the 2001 results reflect additional fees pertaining to the sale of new and existing products that generate additional asset based revenue.

Benefits and Expenses

Total benefits and expenses for the first quarter of 2001 increased by $48.5 million to $133.2 million compared to $84.7 million in 2000. Included in this increase is $47.3 million pertaining to the amortization of Deferred Acquisition Costs ("DAC"). The continued downturn in the equity markets resulted in investment return experience being poorer than expected and well below experience recorded in the first quarter of 2000. The majority of the increase in DAC amortization is related to this variance.

Other matters of note include a reduction in selling expenses resulting from 2001 deposits being lower than that of the first quarter of 2000, an increase in borrowing costs due mainly to a larger notes payable to affiliates balance existing at the beginning of 2001, and an increase in subadvisory fees which is consistent with the increase in advisory fees.

Financial Position

Total assets decreased by 9.0% to $17.0 billion as at March 31, 2001, down from $18.7 billion as at December 31, 2000. Separate account assets account for 88.2% of total assets and decreased by 10.7% to

$15.0 billion as at March 31, 2001, down from $16.8 billion as at December 31, 2000. This decrease is mainly the result of the fall in equity market values and is the primary cause of the reduction in total assets. Due from reinsurers increased by 10.9% to $819.2 million as at March 31, 2001, up from $738.9 million as at December 31, 2000. The $819.2 million figure includes $100 million representing the estimated fair value of an embedded derivative in a ceded reinsurance agreement and is the result of implementing SFAS No. 133 - "Accounting for Derivative Instrument and Hedging Activities", and SFAS No. 138 "Accounting for Certain Derivatives and Certain Hedging Activities", both of which became effective January 1, 2001. There was no cumulative effect to the Consolidated Financial Statements of the Company upon the adoption of these pronouncements. The reinsurance agreement hedges the equity market risk exposure associated with the Guaranteed Retirement Income Program ("GRIP").

Total liabilities have decreased proportionately with the change in the related assets. Separate account liabilities account for 90.9% of total liabilities and decreased by 10.7% to $15.0 billion as at March 31, 2001, down from $16.8 billion as at December 31, 2000. The decrease is consistent with that pertaining to the separate account assets. Policyholder liabilities and accruals increased by 11.1% to $973.5 million as at March 31, 2001, up from $876.2 million as at December 31, 2000. This increase includes $100 million representing the policyholder liability for benefits provided under the "Guaranteed Retirement Income Program" as at March 31, 2001. Notes payable to affiliates decreased by $17.4 million to $424.7 million as at March 31, 2001, down from $442.0 million as at December 31, 2000. The decrease resulted from a net repayment during the first quarter of 2001.

Included in total shareholder's equity is an increase in additional paid-in capital of $50.0 million to $310.1 million as at March 31, 2001, up from $260.1 million as at December 31, 2000.

MARKET RISK

Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. The primary market risk exposure for the Company is the impact of lower than expected equity market performance on its asset-related fee revenue. The Company also has certain exposures to changes in interest rates.

The Company earns asset based fees calculated on the asset levels invested in the separate accounts. As a result, the Company is subject to equity risk and the effect changes in equity market levels will have on the amounts invested in the separate accounts.

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

Based on the Company's overall exposure to equity price and interest rate risks, the Company believes that changes in market rates would not materially affect the consolidated near-term financial position, results of operations, or cashflows of the Company as of March 31, 2001. Refer to the Company's Annual Report on form 10-K for a more detailed discussion of market risks.

RATINGS

Financial strength is a key factor in generating new business, maintaining and expanding distribution relationships, and providing a base for expansion, acquisitions, and growth. The Company is part of a group of companies collectively known as Manulife Financial. Manulife Financial is a leading Canadian-based financial services company operating in 15 countries and territories worldwide. Through its extensive network of employees, agents and distribution partners, Manulife Financial offers clients a diverse range of financial protection products and wealth management services. Funds under management by Manulife Financial were in excess of $124.1 billion (Cdn) as of March 31, 2001 with a consolidated capital position of $9.7 billion (Cdn).

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

PART II--OTHER INFORMATION

Item 1 - Legal Proceedings

         No reportable events

Item 2 - Changes In Securities

         (a) and (b) No reportable events

         (c)

The Company currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). Manufacturers Securities Services, LLC, a majority owned subsidiary of the Company is the principal underwriter of the contracts and Manulife-Wood Logan Co., Inc., an affiliate of the Company, is the promotional agent. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the subaccounts in which the contract is invested. As of March 31, 2001, the total variable assets in the Venture Group Annuity was $ 34,087,522.

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

2              Not Applicable

3(i)(a) Certificate of Incorporation of the Company - Incorporated by reference to Form 10Q, file number 812-06037, filed November 14, 1997 on behalf of The Manufacturers Life Insurance Company of
               North America.

--------------------------------------------------------------------------------
Exhibit No.    Description
--------------------------------------------------------------------------------
3(i)(b)        Certificate of Amendment of Certificate of Incorporation of the
               Company, Name Change, July 1984 - Incorporated by reference to
               Form 10Q, file number 812-06037, filed November 14, 1997 on behalf of The Manufacturers Life Insurance Company of North
               America.

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

6              Not Applicable

7              Not Applicable

8(ii)          Amendment to Remote Service Agreement dated March 1999 between
               Manufacturers Life Insurance Company of North America and CSC
               Continuum Inc. -Incorporated by reference to Post Effective
               Amendment No. 9 to the Registration Statement on Form N-4, file number 33-76162, filed April 27, 2000

9              Not Applicable

--------------------------------------------------------------------------------
Exhibit No.    Description
--------------------------------------------------------------------------------
10(i)          Form of broker-dealer agreement between the Company,
               Manufacturers Securities Services, LLC, formerly NASL Financial
               Services, Inc. (underwriter), Wood Logan Associates, Inc.
               (Promotional Agent) and broker-dealers - Incorporated by
               reference to Exhibit (b)(3)(iii) to pre-effective amendment no. 1 to Form N-4, file number 33-9960, filed February 2, 1987 on behalf of the NASL Variable Account of the Company, now known as
               The Manufacturers Life Insurance Company of North America
               Separate Account A

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

11             Not Applicable

12             Not Applicable

13             Not Applicable

14             Not Applicable

15             Not Applicable

16             Not Applicable

17             Not Applicable

18             Not Applicable

19             Not Applicable

20             Not Applicable

--------------------------------------------------------------------------------
Exhibit No.    Description
--------------------------------------------------------------------------------
21             The Company has the following wholly owned subsidiaries:
               Manufacturers Securities Services, LLC and The Manufacturers Life
               Insurance Company of New York

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

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
(Registrant)



By: /s/ DAVID W. LIBBEY
    -----------------------------------
    David W. Libbey
    Vice President, Treasurer and Chief Financial Officer
    (Principal Financial Officer and Duly Authorized Officer)


Date: May 15, 2001