Form 10-Q
period 2001-06-30
MANUFACTURERS LIFE INSURANCE CO OF NORTH AMERICA
filed 2001-08-14
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                              ---------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                              ---------------------

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

              X  Yes                                                 No
             ---                                                ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of June 30, 2001 was 2,602.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

                          Quarterly Report on Form 10-Q
                       For the period ended June 30, 2001

                                Table of Contents

--------------------------------------------------------------------------------



                                                                                                                               Page
                                                                                                                               ----
Part I         Financial Information                                                                                             3
Item 1.        Consolidated Financial Statements                                                                                 3
               Consolidated Balance Sheets as at June 30, 2001 and December 31, 2000                                             3
               Consolidated Statements of Income for the three months and nine months ended June 30, 2001 and 2000               4
               Consolidated Statement of Changes in Shareholder's Equity as of June 30, 2001                                     5
               Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and 2000                            6
               Notes to Consolidated Financial Statements                                                                        7
Item 2.        Management's Discussion and Analysis of Results of Operations and Financial Condition                             9
Part II        Other Information
Item 1         Legal Proceedings                                                                                                13
Item 2         Changes in Securities                                                                                            13
Item 3         Defaults upon Senior Securities                                                                                  13
Item 4         Submission of matters to a vote of Security Holders                                                              13
Item 5         Other Information                                                                                                13
Item 6A        Exhibits                                                                                                         13
Item 6B        Reports on Form 8-K                                                                                              16

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED BALANCE SHEETS

                                                                                AS AT               AS AT
                                                                              JUNE 30         DECEMBER 31
ASSETS  ($ thousands)                                                            2001                2000
---------------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)

INVESTMENTS:
   Fixed maturity securities available-for-sale, at fair value
   (amortized cost:  2001 $139,874; 2000 $136,568)                       $    140,435        $    136,739
   Short-term investments                                                      82,705              48,200
   Policy loans                                                                10,052               8,961
---------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                        $    233,192        $    193,900
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                $     23,715        $     11,751
Accrued investment income                                                       3,358               2,504
Deferred acquisition costs                                                    990,167             905,802
Federal income tax recoverable from affiliates                                 13,459              13,459
Other assets                                                                   35,597              32,905
Receivable for undelivered securities                                           5,900               6,700
Due from reinsurers                                                           827,903             738,856
Separate account assets                                                    16,271,308          16,813,984
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $ 18,404,599        $ 18,719,861
=========================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY  ($ thousands)
---------------------------------------------------------------------------------------------------------
LIABILITIES:
   Policyholder liabilities and accruals                                 $  1,019,490        $    876,243
   Payable to affiliates                                                        9,879              16,029
   Notes payable to affiliates                                                405,767             442,000
   Deferred income taxes                                                       57,344              55,813
   Other liabilities                                                           65,068              50,958
   Payable for undelivered securities                                             593                  --
   Separate account liabilities                                            16,271,308          16,813,984
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        $ 17,829,449        $ 18,255,027
---------------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY:
   Common stock (par value $1,000 per share, authorized - 3,000 shares; issued and outstanding - 2,602 shares in 2001 & 2,601
     shares in 2000)                                                     $      2,602        $      2,601
   Additional paid-in capital                                                 360,100             260,101
   Retained earnings                                                          212,845             202,596
   Accumulated other comprehensive loss                                          (397)               (464)
---------------------------------------------------------------------------------------------------------
Total shareholder's equity                                               $    575,150        $    464,834
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                               $ 18,404,599        $ 18,719,861
=========================================================================================================

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30                      JUNE 30
 ($ thousands)                                                        2001         2000            2001        2000
-------------------------------------------------------------------------------------------------------------------

REVENUES:
     Fees from separate accounts and policyholder funds          $  66,767    $  68,788       $ 137,490   $ 134,737
     Advisory fees and other distribution revenues                  40,354       40,674          81,065      79,739
     Premiums                                                           60            8             190          67
     Net investment income                                           3,951        3,386           7,037       6,832
     Net realized investment gains (losses)                            122         (484)            236      (1,060)
-------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                    $ 111,254    $ 112,372       $ 226,018   $ 220,315
-------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES:
     Benefits to policyholders                                   $   2,098    $   1,907       $   3,870   $   3,710
     Amortization of deferred acquisition costs                      2,877       30,785          66,594      47,156
     Selling expenses                                               19,385       19,994          38,169      40,217
     Subadvisory fees                                               20,050       19,264          40,125      37,715
     General operating expenses                                     36,716       29,301          65,547      57,191
-------------------------------------------------------------------------------------------------------------------
TOTAL BENEFITS AND EXPENSES                                      $  81,126    $ 101,251       $ 214,305   $ 185,989
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                       $  30,128    $  11,121       $  11,713   $  34,326
-------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE                                               $   9,337    $   3,972       $   1,464   $  12,143
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                       $  20,791    $   7,149       $  10,249   $  22,183
===================================================================================================================

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                        ACCUMULATED
                                                                                           OTHER          TOTAL
FOR THE SIX MONTHS ENDED JUNE 30             COMMON       ADDITIONAL      RETAINED     COMPREHENSIVE  SHAREHOLDER'S
($ thousands)                                 STOCK    PAID-IN CAPITAL    EARNINGS     (LOSS) INCOME     EQUITY
-------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                   $2,601        $260,101       $202,596         $(464)       $464,834
Capital contribution                              1          99,999                                      100,000
Comprehensive income                                                        10,249            67          10,316
-------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001                       $2,602        $360,100       $212,845         $(397)       $575,150
===================================================================================================================

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30
($ thousands)                                                                                2001              2000
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                             $   10,249        $   22,183
Adjustments to reconcile net income to net cash used in operating activities:
     Amortization of bond discount and premium                                                240               143
     Benefits to policyholders                                                              3,870             3,710
     Provision for deferred income tax                                                      1,418            12,423
     Net realized investment  (gains) losses                                                 (236)            1,060
     Amortization of deferred acquisition costs                                            66,594            47,156
     Acquisition costs deferred                                                          (151,169)         (181,878)
     Changes in assets and liabilities:
         Accrued investment income                                                           (854)              493
         Other assets                                                                      (2,692)           (4,267)
         Payable to affiliates                                                             (6,150)           (3,966)
         Other liabilities                                                                 14,110            (6,673)
-------------------------------------------------------------------------------------------------------------------
Net cash (used in) operating activities                                                $  (64,620)       $ (109,616)
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Fixed-maturity securities sold, matured or repaid                                      $   87,497        $   68,075
Fixed-maturity securities purchased                                                       (90,836)          (48,269)
Net change in short-term investments                                                      (34,476)          (10,979)
Net change in policy loans                                                                 (1,091)           (1,514)
Net change in receivable for undelivered securities                                           800                --
Net change in payable for undelivered securities                                              593             1,858
-------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                    $  (37,513)       $    9,171
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net reinsurance consideration                                                          $  (89,047)       $   25,996
Increase (decrease) in account balances subject to reinsurance                             89,047           (25,996)
Deposits to policyholder funds                                                             87,628            25,056
Net transfers to separate accounts from policyholder account balances                     (26,741)          (21,916)
Return of policyholder funds                                                              (10,557)           (7,968)
(Decrease) increase in notes payable to affiliates                                        (36,233)           98,250
Capital contribution by parent                                                            100,000                --
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                              $  114,097        $   93,422
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents during the period                     $   11,964        $   (7,023)
Cash and cash equivalents at beginning of year                                             11,751            27,790
-------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                                 $   23,715        $   20,767
===================================================================================================================

See accompanying notes.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

3.       DERIVATIVE FINANCIAL INSTRUMENTS

         Effective January 1, 2001 with the adoption of SFAS No. 133 - "Accounting for Derivative Instrument and Hedging Activities", and SFAS No. 138 "Accounting for Certain Derivatives and Certain Hedging Activities", all derivative instruments are reported on the Consolidated Balance Sheets at their fair value, with changes in fair value recorded in income or equity, depending on the use of the derivative instrument. Changes in the fair value of derivatives that are not designated as hedges are recognized in current period earnings.

         The Company has entered into a reinsurance agreement with an unaffiliated reinsurer to reinsure the risk associated with the "Guaranteed Retirement Income Program". As a result, there is an embedded derivative within this agreement that has an estimated fair market value of $71.2 million as at June 30, 2001, and is reflected in the Consolidated Balance Sheets as part of "Due from reinsurers". The related $71.2 million estimated fair value of the obligation to the policyholder has been reflected in the Consolidated Balance Sheets as part of "Policyholder liabilities and accruals". There was no cumulative effect to the consolidated financial statements of the Company upon the adoption of these accounting statements.

4.       COMPREHENSIVE INCOME

         Total comprehensive income was as follows:


                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  JUNE 30                     JUNE 30
          COMPREHENSIVE INCOME:
          ($ thousands)                                      2001         2000         2001         2000
          ----------------------------------------------------------------------------------------------
          NET INCOME                                     $ 20,791     $  7,149     $ 10,249     $ 22,183
          ----------------------------------------------------------------------------------------------
          OTHER COMPREHENSIVE (LOSS) INCOME NET OF TAX:
          Unrealized  holding gains (losses)  arising
          during the year                                    (392)      (1,862)         220       (1,723)
          Less:
          Reclassification  adjustment  for  realized
          losses (gains)  included in net income               79         (315)         153         (689)
          ----------------------------------------------------------------------------------------------
          Other comprehensive (loss) income                  (471)      (1,547)          67       (1,034)
          ----------------------------------------------------------------------------------------------
          COMPREHENSIVE INCOME                           $ 20,320     $  5,602     $ 10,316     $ 21,149
          ==============================================================================================


         Other comprehensive (loss) income is reported net of income tax expense (benefit) of $(254) and $(833) for the three months and $36 and $(557) for the six months ended June 30, 2001 and 2000, respectively.

5.       CONTINGENCIES

         Over the normal course of its business, the Company may become subject to various lawsuits. Contingent liabilities arising from litigation, income taxes and other matters are not considered material.

Item 2. Management's Discussion And Analysis of Results of Operations And Financial Condition



OVERVIEW

The Manufacturers Life Insurance Company of North America (hereinafter referred to as "MNA" or the "Company") reported net income of $20.8 million for the second quarter ended June 30, 2001, a significant increase in comparison to the 2000 figure of $7.2 million. This change resulted from a more favorable equity market performance in the second quarter of 2001 when compared to the performance of the same time period of last year. For the six months ended June 30, 2001, net income was $10.2 million. This compares to a figure of $22.2 million for the same period in 2000.

REVIEW OF OPERATING RESULTS

The Company has two segments, wealth management and insurance. The insurance operations are considered by management to be in a developmental stage. The following analysis of the consolidated results of operations and financial condition of MNA should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements for the quarter ended June 30, 2001. The discussion will focus solely on the wealth management operations of the Company due to the limited assets and revenues associated with the insurance operations.

The Company's primary source of earnings in its wealth management operations is from the sale of annuities and is comprised of fees assessed against policyholder account balances held in the Company's separate accounts. Such fees include mortality and expense risk charges, surrender charges, and annual administrative charges. In addition, the Company earns a spread between the advisory fees charged to manage the separate account assets invested in the Manufacturers Investment Trust, a no-load, open-end investment management company, and the sub-advisory fees paid to external managers of those same assets. Key factors in the Company's profitability include the ability to acquire and retain new variable annuity deposits, and the benefits derived from a continued growth in the underlying assets through market performance. The Company began to sell pension products in 1998. No significant revenues have been generated from the sale of such products.

Second Quarter Revenues

Total revenues for the second quarter of 2001 decreased by 1.0% to $111.3 million, down from the $112.4 million comparative of 2000. The main contributor was a 2.9% decrease to $66.8 million for fees associated with the management of the separate accounts and policyholder general accounts, down from $68.8 million in 2000. The cause was a slightly lower underlying separate account average asset base for the quarter against which such fees are levied. Offsetting this decline was higher investment income, from an increase in invested assets, and net realized investment gains in 2001, compared to net realized investment losses in 2000.

Second Quarter Benefits and Expenses

Total benefits and expenses for the second quarter of 2001 decreased by $20.2 million to $81.1 million when compared to $101.3 million for 2000. This net change mainly consists of a $27.9 million decrease in the amortization of Deferred Acquisition Costs ("DAC"), offset by a $7.4 million increase in general operating expenses. Improved equity market performance during the second quarter of 2001 resulted in a separate account investment return experience being more favorable than expected. For the second quarter of 2000, equity markets generated a separate account investment return experience which was less favorable than expected. Hence the main reason behind the $27.9 million decrease in DAC amortization. The $7.4 million increase in general expenses is mainly the result of higher reinsurance costs associated with profit sharing treaties and minimum guarantees provided by the Company in certain of its products.

Year-To-Date Revenues

Total revenues for 2001 increased by 2.6% to $226.0 million, up from the $220.3 million comparative of 2000. Fees associated with the management of the separate accounts and policyholder general accounts increased by 2.0% to $137.5 million, up from $134.7 million in 2000. Likewise, advisory fees and other distribution revenues associated with the separate accounts have increased by 1.7% to $81.1 million, up from $79.7 million in 2000. Although the underlying separate account average asset base against which such fees are levied has remained relatively constant in comparing the year-to-date results for the two quarters, the 2001 balance reflects additional fees pertaining to the sale of new and existing products that generated additional revenue. An additional reason for the increase in total revenues was that there were net realized investment gains for 2001 as compared to net realized investment losses for 2000.

Year-To-Date Benefits and Expenses

Total benefits and expenses for 2001 increased by $28.3 million to $214.3 million when compared to $186.0 million in 2000. Included in this increase is $19.4 million pertaining to the amortization of DAC and $8.4 million associated with general operating expenses. The main reason for the increase in DAC amortization was the less favorable performance of the equity markets, which resulted in the year-to-date investment return experience being poorer than expected and well below the experience recorded in 2000. The increase in general operating expenses is predominately due to an increase in borrowing costs resulting from a higher average notes payable to affiliates balance in 2001, as well as an increase in reinsurance costs associated with the minimum guarantees offered through certain of the products sold.

Financial Position as at June 30, 2001

Total assets decreased by 1.6% to $18.4 billion as at June 30, 2001, down from $18.7 billion as at December 31, 2000. Separate account assets account for 88.4% of total assets and decreased by 3.2 % to $16.3 billion as at June 30, 2001, down from $16.8 billion as at December 31, 2000. This decrease is mainly the result of the fall in equity market values and is the primary cause of the reduction in total assets. Due from reinsurers increased by 12.0% to $827.9 million as at June 30, 2001, up from $738.9 million as at December 31, 2000. Included in the 2001 figure is $71.2 million which represents the estimated fair value of an embedded derivative in a ceded reinsurance agreement and is the result of implementing SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivatives and Certain Hedging Activities", both of which became effective January 1, 2001. There was no cumulative effect to the consolidated financial statements of the Company upon the adoption of these pronouncements. The reinsurance agreement hedges the Company's equity market risk exposure associated with its Guaranteed Retirement Income Program ("GRIP").

Total liabilities have decreased proportionately with the change in the related assets. Separate account liabilities account for 91.3% of total liabilities and decreased by 3.2% to $16.3 billion as at June 30, 2001, down from $16.8 billion as at December 31, 2000. The decrease is consistent with that pertaining to the separate account assets. Policyholder liabilities and accruals increased by 16.4% to $1,019.5 million as at June 30, 2001, up from $876.2 million as at December 31, 2000. This increase includes $71.2 million representing the policyholder liability for benefits provided under GRIP as at June 30, 2001. Notes payable to affiliates decreased by $36.2 million to $405.8 million as at June 30, 2001, down from $442.0 million as at December 31, 2000. The decrease resulted from net repayments made during the first two quarters of 2001.

Included in total shareholder's equity is an increase in additional paid-in capital of $100.0 million to $360.1 million as at June 30, 2001, up from $260.1 million as at December 31, 2000.

MARKET RISK

Market risk is the risk that the Company will incur losses due to adverse changes in equity markets and interest rates.

The Company earns asset based fees levied on the asset levels invested in the separate accounts. As a result, the Company is exposed to a reduction in such fee income in the event of a severe and sustained equity market downturn.

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the issuance of certain interest sensitive annuity products and the investing of those proceeds in fixed rate investments. The Company manages its interest rate risk through an asset-liability management program and has established a target portfolio mix which takes into account the risk attributes of the liabilities supported by the assets, expectations of market performance, and a generally conservative investment philosophy. In addition, the Company has diversified its product portfolio offerings to include products that contain features that will protect it against fluctuations in interest rates. Based on the Company's overall exposure to interest rate risks, the Company believes that changes in interest rates would not materially affect the consolidated near-term financial position, results of operations, or cashflows of the Company as of June 30, 2001. Refer to the Company's Annual Report on form 10-K for a more detailed discussion of market risks.

RATINGS

Financial strength is a key factor in generating new business, maintaining and expanding distribution relationships, and providing a base for expansion, acquisitions, and growth. The Company is part of a group of companies collectively known as Manulife Financial. Manulife Financial is a leading Canadian-based financial services company operating in 15 countries and territories worldwide. Through its extensive network of employees, agents and distribution partners, Manulife Financial offers clients a diverse range of financial protection products and wealth management services. Funds under management by Manulife Financial were $140.9 billion (Cdn) as of June 30, 2001 with a consolidated capital position of $9.8 billion (Cdn).

Along with its indirect parent, The Manufacturers Life Insurance Company, the Company enjoys the following financial strength and claims paying ratings that are among the strongest in the life insurance industry.

      A.M. Best Company                  A++      (1st of 16 categories)
      Fitch                              AAA      (1st of 22 categories)
      Standard & Poor's Corporation      AA+      (2nd of 21 categories)
      Moody's Investor Services          Aa2      (3rd of 21 categories)

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

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

         No reportable events

Item 2 - Changes In Securities

         (a) and (b) No reportable events

         (c)

The Company currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). Manufacturers Securities Services, LLC, a majority owned subsidiary of the Company is the principal underwriter of the contracts and Manulife-Wood Logan Co., Inc., an affiliate of the Company, is the promotional agent. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the subaccounts in which the contract is invested. As of June 30, 2001, the total variable assets in the Venture Group Annuity was $29,476,402.

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

5 Opinion and Consent of James D. Gallagher, Esq. - Incorporated by reference to Exhibit 5 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

6                   Not Applicable

7                   Not Applicable

8(ii) Amendment to Remote Service Agreement dated March 1999 between Manufacturers Life Insurance Company of North America and CSC Continuum Inc. -Incorporated by reference to Post Effective Amendment No. 9 to the Registration Statement on Form N-4, file number 33-76162, filed April 27, 2000

9                   Not Applicable

10(i) Form of broker-dealer agreement between the Company, Manufacturers Securities Services, LLC, formerly NASL Financial Services, Inc. (underwriter), Wood Logan Associates, Inc. (Promotional Agent) and broker-dealers -Incorporated by reference to Exhibit (b)(3)(iii) to pre-effective amendment no. 1 to Form N-4, file number 33-9960, filed February 2, 1987 on behalf of the NASL Variable Account of the Company, now known as The Manufacturers Life Insurance Company of North America Separate Account A

10(ii) Reinsurance and Guaranteed Death Benefits Agreement between the Company and Connecticut General Life Insurance Company - Incorporated by reference to Exhibit (b)(7)(i) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

10(iii) Reinsurance Agreement between the Company and PaineWebber Life Insurance Company - Incorporated by reference to Exhibit (b)(7)(iii) to Registration Statement on Form N-4, file number 33-76162, filed March 1, 1996

10(iv) Coinsurance Agreement between the Company and Peoples Security Life Insurance Company - Incorporated by reference to Exhibits (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

10(v) Reinsurance and Accounts Receivable Agreements between the Company and ITT Lyndon Life - Incorporated by reference to Exhibits (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

10(vi) Automatic Modified - Coinsurance Reinsurance Agreement between the Company and Transamerica Occidental Life Insurance Company - Incorporated by reference to Exhibits
                    (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

10(vii) Automatic Yearly Renewable Term Reinsurance Agreement between the Company and Transamerica Occidental Life Insurance Company - Incorporated by reference to Exhibits
                    (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

10(viii) Amendment No. 1 to the Variable Annuity Guaranteed Death Benefit Reinsurance Agreement between the Company and Connecticut General Life Insurance Company - Incorporated by reference to Exhibits (10)(iv) through (10)(viii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, file number 33-6011, filed January 29, 1997

10(ix) Coinsurance Agreement between the Company and The Manufacturers Life Insurance Company (USA) Incorporated by reference to Form 10K, file number 812-06037, filed March 31, 1998 on behalf of The Manufacturers Life Insurance Company of North America

11                  Not Applicable

12                  Not Applicable

13                  Not Applicable

14                  Not Applicable

15                  Not Applicable

16                  Not Applicable

17                  Not Applicable

18                  Not Applicable

19                  Not Applicable

20                  Not Applicable

21                  The Company has the following wholly owned subsidiaries:
                    Manufacturers Securities Services, LLC and The Manufacturers Life Insurance Company of New York

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


Date: August 14, 2001