Form 10-Q
period 2001-09-30
MANUFACTURERS LIFE INSURANCE CO OF NORTH AMERICA
filed 2001-11-14
CIK 763099

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                              ---------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of September 30, 2001 was 2,602.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA

                          Quarterly Report on Form 10-Q

                     For the period ended September 30, 2001

                                Table of Contents


                                                                                                                       Page
                                                                                                                       ----
Part I     Financial Information                                                                                        3

Item 1.    Consolidated Financial Statements                                                                            3

           Consolidated Balance Sheets as at September 30, 2001 and December 31, 2000                                   3

           Consolidated Statements of Operations (Unaudited) for the three months and nine months ended September 30,
           2001 and 2000                                                                                                4

           Consolidated Statement of Changes in Shareholder's Equity (Unaudited) as of September 30, 2001               5

           Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2001 and 2000      6

           Notes to Consolidated Financial Statements (Unaudited)                                                       7

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition                        10

Part II    Other Information

Item 1     Legal Proceedings                                                                                            14

Item 2     Changes in Securities                                                                                        14

Item 3     Defaults upon Senior Securities                                                                              14

Item 4     Submission of matters to a vote of Security Holders                                                          14

Item 5     Other Information                                                                                            14

Item 6A    Exhibits                                                                                                     14

Item 6B    Reports on Form 8-K                                                                                          17

THE MANUFACTURERS LIFE INSURANCE COMPANY OF
NORTH AMERICA

CONSOLIDATED BALANCE SHEETS


                                                                               AS AT             AS AT
                                                                        SEPTEMBER 30       DECEMBER 31
ASSETS  ($ thousands)                                                           2001              2000
------------------------------------------------------------------------------------------------------
                                                                         (UNAUDITED)
INVESTMENTS:
   Fixed-maturity securities available-for-sale, at fair value
   (amortized cost:  2001 $136,960; 2000 $136,568)                      $    140,974      $    136,739
   Short-term investments                                                    122,666            48,200
   Policy loans                                                               10,751             8,961
------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                       $    274,391      $    193,900
======================================================================================================
Cash and cash equivalents                                               $         --      $     11,751
Accrued investment income                                                      2,989             2,504
Deferred acquisition costs                                                   997,700           905,802
Federal income taxes recoverable from affiliates                              13,459            13,459
Other assets                                                                  39,444            32,905
Receivable for undelivered securities                                          1,980             6,700
Due from reinsurers                                                        1,127,376           738,856
Separate account assets                                                   14,140,900        16,813,984
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $ 16,598,239      $ 18,719,861
======================================================================================================
LIABILITIES AND SHAREHOLDER'S EQUITY  ($ thousands)
------------------------------------------------------------------------------------------------------
LIABILITIES:
   Policyholder liabilities and accruals                                $  1,339,102      $    876,243
   Payable to affiliates                                                       6,108            16,029
   Notes payable to affiliates                                               443,146           442,000
   Deferred income taxes                                                      50,020            55,813
   Cash overdraft                                                              2,059                --
   Other liabilities                                                          50,423            50,958
   Separate account liabilities                                           14,140,900        16,813,984
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                       $ 16,031,758      $ 18,255,027
======================================================================================================

SHAREHOLDER'S EQUITY:

   Common stock (par value $1,000 per share, authorized - 3,000 shares; issued and outstanding - 2,602 shares in 2001 & 2,601
     shares in 2000)                                                    $      2,602      $      2,601
   Additional paid-in capital                                                360,100           260,101
   Retained earnings                                                         202,967           202,596
   Accumulated other comprehensive income (loss)                                 812              (464)
------------------------------------------------------------------------------------------------------
Total shareholder's equity                                              $    566,481      $    464,834
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                              $ 16,598,239      $ 18,719,861
======================================================================================================

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF
NORTH AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30                  SEPTEMBER 30
                                                     -------------------------       -------------------------
 ($ thousands)                                          2001            2000            2001          2000
--------------------------------------------------------------------------------------------------------------
REVENUES:
     Fee income                                      $  99,240       $ 118,113       $ 317,795       $ 332,589
     Premiums                                             (141)            170              49             237
     Net investment income                               3,531           3,033          10,568           9,865
     Net realized investment gains (losses)                513            (358)            749          (1,418)
--------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                        $ 103,143       $ 120,958       $ 329,161       $ 341,273
==============================================================================================================
BENEFITS AND EXPENSES:
     Benefits to policyholders                       $   2,885       $   2,099       $   6,755       $   5,809
     Amortization of deferred acquisition costs         57,694          14,916         124,288          62,072
     Selling expenses                                   18,531          21,967          56,700          62,184
     Subadvisory fees                                   19,449          21,512          59,574          59,227
     General operating expenses                         22,406          26,615          87,953          83,806
--------------------------------------------------------------------------------------------------------------
TOTAL BENEFITS AND EXPENSES                          $ 120,965       $  87,109       $ 335,270       $ 273,098
==============================================================================================================
(LOSS) INCOME BEFORE INCOME TAX RECOVERY           $ (17,822)      $  33,849       $  (6,109)      $  68,175
==============================================================================================================
INCOME TAX RECOVERY                                  $  (7,944)      $ (20,991)      $  (6,480)      $  (8,848)
==============================================================================================================
NET (LOSS) INCOME                                    $  (9,878)      $  54,840       $     371       $  77,023
==============================================================================================================


See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF
NORTH AMERICA

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                        ACCUMULATED
                                                                                           OTHER          TOTAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30          COMMON     ADDITIONAL       RETAINED    COMPREHENSIVE   SHAREHOLDER'S
($ thousands)                                    STOCK   PAID-IN CAPITAL    EARNINGS    (LOSS) INCOME     EQUITY
---------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                      $  2,601      $260,101      $202,596      $   (464)      $    464,834
Capital contribution                                   1        99,999                                        100,000
Comprehensive income                                                             371         1,276              1,647
---------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2001                     $  2,602      $360,100      $202,967      $    812       $    566,481
=====================================================================================================================

See accompanying notes

THE MANUFACTURERS LIFE INSURANCE COMPANY OF
NORTH AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30
                                                                                   -------------------------
($ thousands)                                                                        2001             2000
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                         $     371       $  77,023
Adjustments to reconcile net income to net cash used in operating activities:
     Amortization of bond discount and premium                                           553             103
     Benefits to policyholders                                                         6,755           5,809
     Provision for deferred income tax                                                (6,480)         (9,301)
     Net realized investment  (gains) losses                                            (749)          1,418
     Amortization of deferred acquisition costs                                      124,288          62,072
     Acquisition costs deferred                                                     (218,100)       (274,901)
     Changes in assets and liabilities:
         Accrued investment income                                                      (485)            (48)
         Other assets                                                                 (6,539)         (5,946)
         Payable to affiliates                                                        (9,921)          1,717
         Other liabilities                                                              (533)         (6,383)
------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                              $(110,840)      $(148,437)
------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:

Fixed-maturity securities sold, matured or repaid                                  $ 132,311       $  88,048
Fixed-maturity securities purchased                                                 (132,507)        (83,535)
Net change in short-term investments                                                 (74,434)            379
Net change in policy loans                                                            (1,790)         (2,322)
Net change in receivable for undelivered securities                                    4,720              --
------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                $ (71,700)      $   2,570
------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net reinsurance consideration                                                      $(382,582)      $  30,270
Increase (decrease) in account balances subject to reinsurance                       382,582         (30,270)
Deposits to policyholder funds                                                       135,501          41,600
Net transfers to separate accounts from policyholder account balances                (51,839)        (36,878)
Return of policyholder funds                                                         (16,078)        (13,168)
Increase in notes payable to affiliates                                                1,146          87,450
Capital contribution by parent                                                       100,000          53,000
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          $ 168,730       $ 132,004
------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents during the period                            $ (13,810)      $ (13,863)
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                        11,751          27,790
------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                             $  (2,059)      $  13,927
============================================================================================================

See accompanying notes.

            THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                            (IN THOUSANDS OF DOLLARS)

1.       ORGANIZATION

         The Manufacturers Life Insurance Company of North America ("MNA"), is a wholly-owned subsidiary of Manulife-Wood Logan Holding Co., Inc. ("MWLH"). MWLH is an indirect wholly-owned subsidiary of The Manufacturers Life Insurance Company ("MLI"). MLI is a wholly-owned subsidiary of Manulife Financial Corporation ("MFC"), a publicly traded company. MFC and its subsidiaries are known collectively as "Manulife Financial."

         MNA owns 100% of The Manufacturers Life Insurance Company of New York ("MNY") and is the managing member with a 90% interest in Manufacturers Securities Services, LLC ("MSS"). MNY owns a 10% interest in MSS. MNA, MNY and MSS are hereinafter referred to collectively as "the Company."

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

3.       DERIVATIVE FINANCIAL INSTRUMENTS

         Effective January 1, 2001 with the adoption of SFAS No. 133 -- "Accounting for Derivative Instrument and Hedging Activities", and SFAS No. 138 "Accounting for Certain Derivatives and Certain Hedging Activities", all derivative instruments are reported on the Consolidated Balance Sheets at their fair value, with changes in fair value recorded in income or equity, depending on the use of the derivative instrument. Changes in the fair value of derivatives that are not designated as hedges are recognized in current period earnings.

         The Company has entered into a reinsurance agreement with an unaffiliated reinsurer to reinsure the risk associated with the "Guaranteed Retirement Income Program". As a result, there is an embedded derivative within this agreement that has an estimated fair market value of $275,938 as at September 30, 2001, and is reflected in the Consolidated Balance Sheets as part of "Due from reinsurers". The related $275,938 estimated fair value of the obligation to the policyholder has been reflected in the Consolidated Balance Sheets as part of "Policyholder liabilities and accruals". There was no cumulative effect to the consolidated financial statements of the Company upon the adoption of these accounting statements.

4.       COMPREHENSIVE INCOME

         Total comprehensive income was as follows:

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30                     SEPTEMBER 30
                                                                ---------------------------        -----------------------
        COMPREHENSIVE INCOME:
         ($ thousands)                                             2001               2000            2001           2000
         -----------------------------------------------------------------------------------------------------------------
         NET (LOSS) INCOME                                      $  (9,878)         $  54,840       $    371      $  77,023
         -----------------------------------------------------------------------------------------------------------------
         OTHER  COMPREHENSIVE INCOME, NET OF TAX:
         Unrealized  holding  gains  arising  during the year       1,543              2,369          1,763          2,024
         Less:
         Reclassification  adjustment  for  realized
         gains included in net income                                (334)              (233)          (487)          (922)
         -----------------------------------------------------------------------------------------------------------------
         Other comprehensive income                                 1,209              2,136          1,276          1,102
         -----------------------------------------------------------------------------------------------------------------
         COMPREHENSIVE (LOSS) INCOME                            $  (8,669)         $  56,976       $  1,647      $  78,125
         =================================================================================================================

         Other comprehensive income is reported net of income tax expense of $651 and $1,150 for the three months and $686 and $593 for the nine months ended September 30, 2001 and 2000, respectively.

5.       NOTES PAYABLE TO AFFILIATES AND LINES OF CREDIT

         Pursuant to a grid promissory note and a credit agreement dated August 7, 2001, MNA received a loan of $97,529 ($150,000 Canadian) from Manulife Hungary Holdings Property Management LLC, an affiliated company. The maturity date on this loan is set at 365 days after the date of advancement with interest set at the fluctuating rate equivalent to LIBOR plus 32.5 basis points and is payable quarterly starting September 30, 2001. Proceeds from the loan were used to pay down balances owing to The Manufacturers Life Insurance Company (USA) ("ManUSA"), an indirect parent of MNA.

6.       CONTINGENCIES

         Over the normal course of its business, the Company may become subject to various lawsuits. Contingent liabilities arising from litigation, income taxes and other matters are not considered material.

7.       SUBSEQUENT EVENTS

         On November 1, 2001, the Company received an additional capital contribution of $98,344 from its Parent.

         Subject to the approval of state and federal regulators and effective for January 1, 2002, it is the intention to merge all of MNA's operations into ManUSA beginning on that date. As a result, products currently sold and administered under the name of MNA will be offered and administered under the name of ManUSA.

Item 2. Management's Discussion And Analysis of Results of Operations And Financial Condition

OVERVIEW

The Manufacturers Life Insurance Company of North America ("MNA" or the "Company") reported a net loss of $9.9 million for the third quarter ended September 30, 2001, a significant change in comparison to the 2000 net income figure of $54.8 million. This change primarily reflected the impact of poorer equity market performance in the third quarter of 2001 relative to the same time period of last year, and the inclusion of a one-time reduction in tax expense of $26.6 million in 2000 pertaining to dividends received deductions for years prior to 2000. For the nine months ended September 30, 2001, net income was $0.4 million compared to $77.0 million for the same period in 2000.

REVIEW OF OPERATING RESULTS

The Company has two segments, wealth management and insurance. The insurance operations are considered by management to be in a developmental stage with limited assets and revenues. As such, the discussion below will focus solely on the wealth management operations of the Company. The following analysis of the consolidated results of operations and financial condition of MNA should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements for the quarter ended September 30, 2001.

The Company's primary source of earnings in its wealth management operations is from the sale of annuities and is comprised of fees assessed against policyholder account balances held in the Company's separate accounts. Such fees include mortality and expense risk charges, surrender charges, and annual administrative charges. In addition, the Company earns a spread between the advisory fees charged to manage the separate account assets invested in the Manufacturers Investment Trust, a no-load, open-end investment management company, and the sub-advisory fees paid to external managers of those same assets. Key factors in the Company's profitability include the ability to acquire and retain new variable annuity deposits, and the benefits derived from a continued growth in the underlying assets through market performance. The Company began selling pension products in 1998. No significant revenues have been generated in 2001 from the sale of such products.

Third Quarter Revenues

Total revenues for the third quarter of 2001 decreased by 14.7% to $103.1 million, down from the $121.0 million comparative reported in 2000. The impact of positive net separate account deposits was more than offset by the poor performance of equity markets in 2001, which resulted in a lower separate account average asset base against which management and advisory fees are levied. As such, these fees decreased 16.0% to $99.2 million from $118.1 million in 2000.

Third Quarter Benefits and Expenses

Total benefits and expenses for the third quarter of 2001 increased by $33.9 million to $121.0 million when compared to $87.1 million in 2000. This net change mainly consists of a $42.8 million increase in the amortization of Deferred Acquisition Costs ("DAC"), offset by a $4.2 million decrease in general operating expenses, a $3.4 million decrease in selling expenses, and a $2.1 million decrease in subadvisory fees.

As with revenues, the poor performance of equity markets in 2001 impacted the amortization of DAC and subadvisory fees for the quarter. Based on the third quarter experience of 2001, the separate account investment return was significantly less favorable than expected. The opposite was true for the third quarter of 2000. The net impact of such equity market declines accounted for an increase in DAC amortization of $22.0 million for 2001 relative to that of 2000. The remaining increase in DAC amortization is due to a combination of growth in the business in 2001 and a reduced amortization charge in 2000 attributed to lower expected future maintenance expenses at the time. Likewise, a lower separate account average asset base against which subadvisory fees are calculated resulted in a $2.1 million lower expense for the quarter.

The $4.2 million decrease in general expenses is the result of cost cutting measures and also expense reductions related to profit sharing reinsurance treaties. Offsetting this is an increase in expenses pertaining to minimum guarantees provided by the Company on certain of its products. A lower separate account average asset base resulted in lower non-deferrable trailer commissions and together with a decrease in new deposits for 2001 relative to 2000, account for the $3.4 million decrease in selling expenses.

Year-To-Date Revenues

Total revenues for 2001 decreased by 3.5% to $329.2 million, down from the $341.3 million in 2000. As with the third quarter results, net separate account deposits were more than offset by the impact of the poor performance of equity markets in 2001, resulting in a lower separate account average asset base against which management and advisory fees are levied. As such, these fees decreased 4.4% to $317.8 million from $332.6 million in 2000.

Year-To-Date Benefits and Expenses

Total benefits and expenses for 2001 increased by $62.2 million to $335.3 million when compared to $273.1 million in 2000. This net increase consists of a $62.2 million increase in the amortization of DAC and a $4.1 million increase in general operating expenses, offset by a $5.5 million decrease in selling expenses, and minor changes in other expenses accounting for the balance.

As with revenues, the poor performance of equity markets in 2001 had an impact on the amortization of DAC. Based on the year-to-date experience for 2001, separate account investment returns were significantly less favorable than expected. The opposite was true for the same period of last year. The net impact of such equity market declines accounted for an increase in DAC amortization of $28.3 million for 2001 relative to that of 2000. The remaining increase in DAC amortization is due to a combination of growth in the business in 2001 and a reduced amortization charge in 2000 attributed to lower expected future maintenance expenses at the time.

The $4.1 million increase in general operating expenses is mainly the result of an increase in reinsurance costs associated with the minimum guarantees offered on certain of the products sold, partly offset by the impact of cost cutting initatives introduced during the year. A lower separate account average asset base resulted in lower non-deferrable trailer commissions and together with a decrease in new deposits for 2001 relative to 2000, account for the $5.5 million decrease in selling expenses.

Financial Position as at September 30, 2001

Total assets decreased by 11.3% to $16.6 billion as at September 30, 2001, down from $18.7 billion as at December 31, 2000. Separate account assets account for 85.2% of total assets as at September 30, 2001 and decreased by 15.9% to $14.1 billion, down from $16.8 billion as at December 31, 2000. This decrease is mainly the result of a decline in equity market values and is the primary cause of the reduction in total separate account assets. Due from reinsurers increased by 52.6% to $1,127.4 million as at September 30, 2001, up from $738.9 million as at December 31, 2000. Included in the 2001 figure is $275.9 million which represents the estimated fair value of an embedded derivative in a ceded reinsurance agreement and is the result of implementing SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivatives and Certain Hedging Activities", both of which became effective January 1, 2001. There was no cumulative effect to the Consolidated Financial Statements of the Company upon the adoption of these pronouncements. The reinsurance agreement hedges the Company's equity market risk exposure associated with its Guaranteed Retirement Income Program ("GRIP").

Total liabilities have decreased proportionately with the change in total assets. Separate account liabilities account for 88.2% of total liabilities and decreased by 15.9% to $14.1 billion as at September 30, 2001, down from $16.8 billion as at December 31, 2000. The decrease is consistent with that pertaining to the separate account assets. Policyholder liabilities and accruals increased by 52.8% to $1,339.1 million as at September 30, 2001, up from $876.2 million as at December 31, 2000. This increase includes $275.9 million representing the liability to policyholders for benefits provided under GRIP as at September 30, 2001.

Included in total shareholder's equity is an increase in additional paid-in capital of $100.0 million to $360.1 million as at September 30, 2001, up from $260.1 million as at December 31, 2000. On November 1, 2001, an additional $98.3 million capital injection was made into the Company in order to maintain a strong level of regulatory capital.

MARKET RISK

Market risk is the risk that the Company will incur losses due to adverse changes in equity markets and interest rates.

The Company earns asset based fees levied on the asset levels invested in the separate accounts. As a result, the Company is exposed to a reduction in such fee income in the event of a severe and sustained equity market downturn.

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the issuance of certain interest sensitive annuity products and the investing of those proceeds in fixed rate investments. The Company manages its interest rate risk through an asset-liability management program and has established a target portfolio mix which takes into account the risk attributes of the liabilities supported by the assets, expectations of market performance, and a generally conservative investment philosophy. In addition, the Company has diversified its product portfolio offerings to include products that contain features that will protect it against fluctuations in interest rates. Based on the Company's overall exposure to interest rate risks, the Company believes that changes in interest rates would not materially affect the consolidated near-term financial position, results of operations, or cashflows of the Company as of September 30, 2001. Refer to the Company's Annual Report on form 10-K for a more detailed discussion of market risks.

RATINGS

Financial strength is a key factor in generating new business, maintaining and expanding distribution relationships, and providing a base for expansion, acquisitions, and growth. The Company is part of a group of companies collectively known as Manulife Financial. Manulife Financial is a leading Canadian-based financial services company operating in 15 countries and territories worldwide. Through its extensive network of employees, agents and distribution partners, Manulife Financial offers clients a diverse range of financial protection products and wealth management services. Funds under management by Manulife Financial were $134.6 billion (Cdn) as of September 30, 2001 with a consolidated capital position of $10.2 billion (Cdn).

Along with its indirect parent, The Manufacturers Life Insurance Company, the Company enjoys the following financial strength and claims paying ratings that are among the strongest in the life insurance industry.

        A.M. Best Company                     A++      (1st of 16 categories)
        Fitch                                 AAA      (1st of 24 categories)
        Standard & Poor's Corporation         AA+      (2nd of 21 categories)
        Moody's Investor Services             Aa2      (3rd of 21 categories)

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

PART II--OTHER INFORMATION


Item 1 - Legal Proceedings

         No reportable events

Item 2 - Changes In Securities

         (a) and (b) No reportable events

         (c)

The Company currently sells Venture Group Annuity, a flexible premium payment deferred variable unallocated group annuity, to retirement plans that qualify for special tax treatment under Section 401(a) of the Internal Revenue Code. Sales of these securities are not required to be registered under the Securities Act of 1933 (Section 3(a)(2) of this Act). Manufacturers Securities Services, LLC, a majority owned subsidiary of the Company is the principal underwriter of the contracts and Manulife-Wood Logan Co., Inc., an affiliate of the Company, is the promotional agent. There are no maximum or minimum purchase payments required to establish a contract. The value of a contract will vary according to the investment performance, charges and expenses of the subaccounts in which the contract is invested. As of September 30, 2001, the total variable assets in the Venture Group Annuity was $24,858,922.

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

2                  Not Applicable

--------------------------------------------------------------------------------
Exhibit No.        Description
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Exhibit No.        Description
--------------------------------------------------------------------------------

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

11                 Not Applicable

12                 Not Applicable

13                 Not Applicable

14                 Not Applicable

15                 Not Applicable

16                 Not Applicable

17                 Not Applicable

--------------------------------------------------------------------------------
Exhibit No.        Description
--------------------------------------------------------------------------------

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

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NORTH AMERICA
(Registrant)



By:  /s/ DAVID W. LIBBEY
   ----------------------------------------
     David W. Libbey
     Vice President, Treasurer and Chief Financial Officer
     (Principal Financial Officer and Duly Authorized Officer)


Date: November 14, 2001